Form 10-Q
period 2003-03-31
HEWITT HOLDINGS LLC
filed 2003-07-14
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50161

HEWITT HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	36-3974824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, Illinois 60069; 847-295-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former Name, Former Address & Former Fiscal Year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐  NO  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

HEWITT HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	March 31, 2003
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$173,736	$158,521
Client receivables and unbilled work in process, less allowances of $18,960 at September 30, 2002 and $16,973 at March 31, 2003	401,700	412,724
Prepaid expenses and other current assets	34,483	46,193
Deferred income taxes, net	16,976	16,973

Total current assets	626,895	634,411

Non-Current Assets
Property and equipment, net	499,265	466,586
Property held for sale	—	6,628
Goodwill, net	201,286	217,400
Intangible assets, net	170,854	168,507
Other assets, net	40,087	20,697

Total non-current assets	911,492	879,818

Total Assets	$1,538,387	$1,514,229

LIABILITIES
Current Liabilities
Accounts payable	$23,345	$15,350
Accrued expenses	180,951	181,571
Advanced billings to clients	73,965	84,893
Current portion of long-term debt	45,076	41,257
Current portion of capital lease obligations	11,375	10,385
Employee deferred compensation and accrued profit sharing	56,481	25,722

Total current liabilities	391,193	359,178

Long-Term Liabilities
Debt, less current portion	361,046	353,754
Capital lease obligations, less current portion	65,166	84,959
Other long-term liabilities	54,844	70,253
Deferred income taxes, net	19,265	19,265

Total long-term liabilities	500,321	528,231

Total Liabilities	$891,514	$887,409

Minority Interest	$150,716	$162,523

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(Dollars in thousands)

	September 30, 2002	March 31, 2003
		(Unaudited)
OWNERS’ CAPITAL
Owners’ Capital
Accumulated earnings and paid-in-capital	$480,469	$446,966
Accumulated other comprehensive income	15,688	17,331

Total owners’ capital	496,157	464,297

Total Liabilities, Minority Interest and Owners’ Capital	$1,538,387	$1,514,229

The accompanying notes are an integral part of these statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (1) (2)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003 (1) (2)	2002	2003 (1) (2)
Revenues:
Revenue before reimbursements (net revenues)	$408,703	$478,056	$812,777	$958,375
Reimbursements	6,667	13,928	13,470	27,534

Total revenues	415,370	491,984	826,247	985,909

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	225,657	310,468	444,096	622,786
Restricted stock award compensation	—	4,659	—	29,544
Reimbursable expenses	6,667	13,928	13,470	27,534
Other operating expenses	82,243	90,955	164,648	182,803
Selling, general and administrative expenses	21,457	25,273	35,058	45,134

Total operating expenses	336,024	445,283	657,272	907,801

Operating income	79,346	46,701	168,975	78,108

Other expenses, net:
Interest expense	(8,149)	(8,779)	(15,661)	(17,461)
Interest income	555	528	1,217	1,264
Other income (expense), net	(1,274)	17,577	(1,475)	19,207

Total other expenses, net	(8,868)	9,326	(15,919)	3,010

Income before taxes, minority interest and owner distributions	$70,478	56,027	$153,056	81,118

Provision for income taxes		16,259		26,591

Income after taxes and before minority interest and owner distributions		39,768		54,527

Minority interest		6,667		10,852

Income after taxes and minority interest and before owner distributions		$33,101		$43,675

(1)	On May 31, 2002, one of the Company’s subsidiaries, Hewitt Associates, completed its transition to a corporate structure and the owners of Hewitt Holdings who worked in the business of Hewitt Associates became employees of the subsidiary. As a result, operating expenses after May 31, 2002 include the compensation expense related to these owners and income after taxes and minority interest and before owner distributions includes the corporate income taxes of Hewitt Associates for the period after May 31, 2002. Income after taxes and minority interest and before owner distributions does not include income taxes on the Company’s remaining operations, as these taxes are the responsibility of Hewitt Holdings’ owners. Prior to May 31, 2002, Hewitt Associates operated as a group of limited liability companies and as such, no income taxes nor owner compensation expense were recorded as owners were compensated through distributions of Hewitt Associates’ earnings and were personally responsible for the income taxes on those earnings.
(2)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and its results are included in the Company’s results from the acquisition date of June 5, 2002.

The accompanying notes are an integral part of these statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Income before taxes, minority interest and owner distributions	$153,056
Income after taxes and minority interest and before owner distributions		$43,675

Adjustments to reconcile income before taxes, minority interest and owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:

Depreciation	39,852	43,164
Amortization	12,701	15,986
Initial public offering restricted stock awards (Note 12)	—	26,889
Deferred income taxes	—	3
Minority interest	—	10,852
Gain on sale of property	—	(17,184)
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	15,553	(5,422)
Prepaid expenses and other current assets	(1,281)	(5,645)
Accounts payable	(15,078)	(9,452)
Accrued expenses	23,316	8,141
Advanced billings to clients	10,954	10,790
Due to former owners	(224)	—
Employees’ deferred compensation and accrued profit sharing	(23,063)	(30,939)
Other long-term liabilities	1,794	21

Net cash provided by operating activities	217,580	90,879

Cash flows from investing activities:
Additions to property and equipment	(18,484)	(19,135)
Cash paid for acquisition, net of cash received	—	(6,846)
Proceeds from sale of property	—	67,283
Increase in other assets	(17,387)	(30,730)

Net cash provided by (used in) investing activities	(35,871)	10,572

Cash flows from financing activities:
Capital distributions, net	(173,842)	(115,034)
Proceeds from issuance of Hewitt Associates stock	—	252
Short-term borrowings	—	529
Refund of tax deposits for owners	—	20,408
Repayments of long-term debt	(8,395)	(17,278)
Repayments of capital lease obligations	(7,688)	(5,141)
Payment of offering costs	—	(797)

Net cash used in financing activities	(189,925)	(117,061)

Effect of exchange rate changes on cash and cash equivalents	327	395

Net decrease in cash and cash equivalents	(7,889)	(15,215)

Cash and cash equivalents, beginning of period	69,393	173,736

Cash and cash equivalents, end of period	$61,504	$158,521

The accompanying notes are an integral part of these statements.

HEWITT HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 AND 2003

(Unaudited)

(Dollars in thousands)

1. Description of Business:

Hewitt Holdings LLC and Subsidiaries (“Hewitt Holdings” or the “Company”) consists of Hewitt Associates, Inc. and its subsidiaries or its predecessor, Hewitt Associates LLC and Affiliates (“Hewitt Associates”) and the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust.

Hewitt Associates is the principal operating subsidiary of the Company and provides human resources outsourcing and consulting services. During the three and six months ended March 31, 2002 and 2003, Hewitt Associates represented all of the Company’s total revenues and Hewitt Holdings’ third-party rental income was insignificant.

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of Hewitt Holdings so as to effect an incorporation of Hewitt Associates LLC and Affiliates prior to its planned initial public offering.

On May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. Hewitt Holdings’ remaining capital in the business was converted and Hewitt Holdings received shares of Hewitt Associates common stock in exchange.

On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The results of operations for Bacon & Woodrow are included in the Company’s results from the acquisition date.

On June 27, 2002, Hewitt Associates sold 11,150,000 shares of its Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Class A common stock at $19.00 per share. The combined transactions generated approximately $219 million in net cash proceeds for Hewitt Associates after offering expenses.

Hewitt Holdings owns significant real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates on terms comparable to those which would have been obtained in an arm’s length transaction. The investments in these properties were funded through capital contributions of Hewitt Holdings’ owners and third-party debt. The debt is an obligation of Hewitt Holdings’ Property Entities and is not an obligation of nor guaranteed by Hewitt Associates. The properties the Company owns are located in Illinois, Florida and Texas.

The term “owner” refers to the individuals who are current or retired members of Hewitt Holdings.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations and cash flows for the three and six months then ended, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany accounts and transactions.

Significant eliminating entries include the elimination of intercompany capital leases and the reversal of intercompany rent income and expense and the recognition of depreciation and interest expense related to real estate under operating leases. As such, on a consolidated basis, the Company’s financial statements reflect the Company’s intercompany owned real estate assets and related third-party debt and exclude intercompany lease obligations and related activities.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% equity interest in Overlook Associates, an Illinois partnership, as Hewitt Holdings does not exercise control over this company. Overlook Associates owns and operates commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients.

Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services. Services provided outside the scope of our outsourcing contracts are typically billed and recognized on a time-and-material or fixed fee basis.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients pay for consulting services either on a time-and-materials or a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting agreements are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work.

Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

The Company considers the criteria established by Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether the Company is primarily responsible to the client for the services, further changes the product delivered or performs part of the service delivered, has discretion on vendor selection, or bears credit risk. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of- Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

Performance-Based Compensation

The Company’s compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after the Company’s annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. The Company evaluates its goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the line of business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that line of business. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the line of business.

Income Before Taxes, Minority Interest and Owner Distributions

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes, minority interest and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions because the Company incurred no income taxes in its historical results prior to May 31, 2002 and compensation and related expenses for services rendered by owners were not reflected as expenses but as distributions of earnings to owners. Operating results after May 31, 2002, however, do include compensation expense related to owners who worked in the Hewitt Associates business and became its employees on that date. Additionally, income after taxes and minority interest and before owner distributions for the period after May 31, 2002 also reflect income taxes of the Company’s subsidiary, Hewitt Associates, but does not include any income taxes on the Company’s remaining operations which are the responsibility of the Hewitt Holdings’ owners.

As of March 31, 2003, the Company owns approximately 72% of the outstanding common stock of Hewitt Associates, as compared to a 100% ownership interest prior to Hewitt Associates’ initial public offering and purchase of Bacon & Woodrow described in Note 6. For financial reporting purposes, all of the assets, liabilities, and earnings of Hewitt Associates and its subsidiaries are consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates are recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations.

Income Taxes

On May 31, 2002, Hewitt Associates became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No.109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, the Company and its subsidiaries were not subject to income taxes because they operated as limited liability companies. Taxes on income earned prior to May 31, 2002 were the responsibility of Hewitt Holdings’ owners.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, impairment, taxes, and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Stock-Based Compensation

The Company applies the intrinsic value method for accounting for stock-based compensation as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

Restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for six months to four years from the grant date.

Hewitt Associates also grants nonqualified stock options at an exercise price equal to the fair market value of Hewitt Associates’ stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions would have been as follows:

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Income after taxes and minority interest and before owner distributions:
As reported	$33,101	$43,675
Stock option compensation expense, net of tax	(1,079)	(2,122)

Adjusted income after taxes and minority interest and before owner distributions	$32,022	$41,553

New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the requirements and impact of this issue on its consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 did not have a material impact on the Company’s consolidated financial statements.

3. Incorporation of Hewitt Associates

In connection with Hewitt Holdings’ exchange of interests in Hewitt Associates, as discussed in Note 1, and in conjunction with Hewitt Associates’ transition to a corporate structure, the Company incurred a non-recurring compensation expense resulting from certain Hewitt Holdings’ owners receiving more Hewitt Associates’ common stock than their proportional share of total owners’ capital, without offset for those owners who received less than their proportional share in the issuance of Hewitt Associates’ Class B common stock. The amount of this one-time charge was $17,843. On May 31, 2002, as a result of owners who worked in the business becoming employees of Hewitt Associates, the Company began to record their related compensation expense. The Company incurred an additional non-recurring compensation expense resulting from the establishment of a vacation liability for these owners in the amount of $8,300. Hewitt Associates also became subject to income taxes subsequent to its transition to a corporate structure. As a result, Hewitt Associates (and the Company, on a consolidated basis) incurred a non-recurring income tax expense of $21,711 to initially record deferred tax assets and liabilities under the provisions of SFAS No. 109, Accounting for Income Taxes.

4. Initial Public Offering of Hewitt Associates

On June 27, 2002, Hewitt Associates sold 11,150,000 shares of its Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of Hewitt Associates’ Class A common stock at $19.00 per share. The net proceeds from the offering were approximately $219 million after the underwriting discounts and estimated offering expenses.

Of the $219 million in net proceeds received in July 2002, $52 million was used to repay the outstanding balance on Hewitt Associates’ lines of credit. The Company used $8.3 million to pay income taxes resulting from its transition to a corporate structure. The balance was used for working capital and general corporate purposes.

In connection with the initial public offering, Hewitt Associates granted to employees restricted stock, restricted stock units and nonqualified stock options on its common stock. (See Note 12, Stock-Based Compensation Plans).

5. Other Comprehensive Income

The following table presents the pre-tax and after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Income before taxes, minority interest and owner distributions and taxes	$70,478		$153,056
Income after taxes and minority interest and before owner distributions		$33,101		$43,675
Other comprehensive income (loss):
Foreign currency translation adjustments	27	(2,065)	47	1,643

Total comprehensive income	$70,505	$31,036	$153,103	$45,318

The change in the foreign currency translation during the three months ended March 31, 2003, as compared to the six months ended March 31, 2003, was primarily due to a decrease in the value of the U.S. Dollar relative to the British Pound Sterling.

6. Acquisition of Bacon & Woodrow

On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The purchase price totaled $259,009 and was comprised of $219,240 of Hewitt Associates’ common stock, $38,882 in assumed Bacon & Woodrow net liabilities and $887 of acquisition-related costs. Bacon & Woodrow’s results of operations are included within the Company’s consolidated historical results from the acquisition date of June 5, 2002.

Pursuant to the purchase agreement, the former partners and employees of Bacon & Woodrow initially received an aggregate of 1,400,000 shares of Hewitt Associates’ Series A mandatorily redeemable preferred stock which was redeemable for shares of Hewitt Associates’ common stock. Effective as of August 2, 2002, the Bacon & Woodrow former partners and employees elected to exchange their shares of preferred stock for common stock. Of the 9,417,526 shares of Hewitt Associates common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Hewitt Associates’ Class B common stock and 5,568,869 shares of Hewitt Associates’ Class C common stock, and a trust for the benefit of the non-partner employees of Bacon & Woodrow received 941,753 shares of Hewitt Associates’ Class A common stock.

The preliminary allocation of the $259,009 purchase price to acquired net assets resulted in the allocation of $178,124 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets which includes $40,445 of client receivables and unbilled work in process), and $100,403 to assumed liabilities (which includes $22,687 of accounts payable and accrued expenses and $36,071 of short term borrowings). The actual allocation of the purchase price will depend upon the final evaluation of the fair value of the assets and liabilities of the benefits consulting business of Bacon & Woodrow. Consequently, the ultimate allocation of the purchase price could differ from that presented above.

Assuming the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow occurred on October 1, 2001, pro forma net revenues for the three and six months ended March 31, 2002 would have been approximately $443,000 and $880,000, respectively, and pro forma income before taxes, minority interest and owner distributions would have been approximately $34,000 and $80,000, respectively. These pro forma results, which are unaudited, give effect to Hewitt Associates’ incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated on October 1, 2001, nor are they necessarily indicative of future consolidated operating results.

7. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through September 30, 2002 and March 31, 2003, consisted of the following:

	September 30, 2002	March 31, 2003
Client receivables	$226,642	$233,158
Unbilled work in process	175,058	179,566

	$401,700	$412,724

8. Sale of Property

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in a gain of $39,930. Proceeds from the sale totaled $67,283. One of the Company’s other subsidiaries, Hewitt Associates, leases office space at the property. As a result of Hewitt Associates’ lease for a portion of this property, the Company has accounted for the sale as a sale-leaseback transaction and will defer $22,746 of the gain on the sale and amortize it into income over the life of the Hewitt Associates lease. The remaining $17,184 of the gain was recognized as other income in the three months ended March 31, 2003.

9. Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective October 1, 2002.

Under SFAS No. 142, the Company is required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. During the three months ended December 31, 2002, no impairments were recognized as a result of the intangible asset transitional impairment testing that was performed. The transitional impairment test for goodwill was completed during the three months ended March 31, 2003, and compared the fair values of the Company’s reporting units to their respective carrying values. No impairment was recognized as a result of the goodwill transitional impairment testing.

The following is a summary of income before taxes and owner distributions for the three and six months ended March 31, 2002, as adjusted to remove the amortization of goodwill:

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Income before taxes, minority interest and owner distributions:
As reported	$70,478	$153,056
Goodwill amortization	218	416

Adjusted income before taxes, minority interest and owner distributions	$70,696	$153,472

The following is a summary of changes in the carrying amount of goodwill by segment for the six months ended March 31, 2003:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions	—	13,560	13,560
Changes in foreign exchange rates	—	2,554	2,554

Balance at March 31, 2003	$—	$217,400	$217,400

In November 2002, the Company acquired the remaining 60% interest in a joint venture in The Netherlands that resulted in approximately $11 million of additional goodwill recorded in the six months ended March 31, 2003. The Company also accrued costs required by the purchase agreement related to an acquisition in Switzerland, which increased goodwill by approximately $2.5 million during the six months ended March 31, 2003.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. Effective October 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually.

The following is a summary of intangible assets at September 30, 2002 and March 31, 2003:

	September 30, 2002			March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Capitalized software	$183,030	$93,945	$89,085	$194,898	$107,777	$87,121
Trademarks	10,196	680	9,516	10,272	1,712	8,560
Deferred loan costs	1,217	250	967	1,217	281	936

Total	$194,443	$94,875	$99,568	$206,387	$109,770	$96,617

Indefinite useful life
Contractual customer relationships			$71,286			$71,890

Total intangible assets			$170,854			$168,507

Amortization expense related to capitalized software was $6,366 and $7,911 for the three months ended March 31, 2002 and 2003, respectively, and $12,285 and $14,948 for the six months ended March 31, 2002 and 2003, respectively. Amortization expense related to trademarks was $0 and

$498 for the three months ended March 31, 2002 and 2003, respectively, and $0 and $1,007 for the six months ended March 31, 2002 and 2003, respectively. Amortization expense related to deferred loan costs was $15 and $16 for the three months ended March 31, 2002 and 2003, respectively, and $31 for the six months ended March 31, 2002 and 2003. Estimated amortization expense related to intangible assets with definite lives at September 30, 2002, and for each of the years in the five-year period ending September 30, 2007 and thereafter is as follows:

Fiscal year ending:	2003	2004	2005	2006	2007	2008 and thereafter	Total
Estimated intangibles amortization expense	$29,707	$26,302	$19,458	$14,437	$8,103	$1,561	$99,568

10. Debt

On November 26, 2002, Hewitt Holdings obtained a $55 million line of credit facility. The facility expires on June 30, 2003. Borrowings under the facility accrue interest at adjusted LIBOR plus 175 basis points or the prime rate, at the Company’s option. At March 31, 2003, there was no outstanding balance on this facility.

11. Legal Proceedings

The Company is not a party to any material legal proceedings. Hewitt Associates is occasionally subject to lawsuits and claims arising in the normal conduct of business. The Company does not expect the outcome of these pending claims to have a material adverse affect on the business, financial condition or results of operations of Hewitt Associates or the Company.

12. Stock-Based Compensation Plan

In 2002, Hewitt Associates adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of Hewitt Associates (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of March 31, 2003, only restricted stock and restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Hewitt Associates’ Class A common stock has been reserved for issuance under the Plan. As of March 31, 2003, there were 15,228,884 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with its initial public offering, Hewitt Associates granted 5,789,908 shares of its Class A restricted stock and restricted stock units at $19.03 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three and six months ended March 31, 2003, $4,659 and $29,544, respectively, of compensation and payroll tax expense was recorded for Hewitt Associates’ initial public offering-related awards. Also, on December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 of restricted stock units vested and these restricted stock units were converted to Hewitt Associates’ Class A common stock.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Hewitt Associates’ Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted in conjunction with Hewitt Associates’ initial public offering vest over a period of four years.

The following table summarizes stock option activity during the six months ended March 31, 2003:

	Shares	Weighted- Average Exercise Price
Outstanding at September 30, 2002	4,089,003	$19.29
Granted	48,987	32.39
Exercised	(13,255)	19.00
Forfeited	(20,750)	19.30

Outstanding at March 31, 2003	4,103,985	$19.45

The following table summarizes information about stock options outstanding at March 31, 2003.

	Outstanding Options			Options Exercisable
	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Term (Years)	Number Vested	Weighted- Average Exercise Price
Range of exercise prices:
$19.00	3,811,108	$19.00	9.1	92,700	$19.00
$23.50-$28.00	244,390	23.88	9.2	2,945	23.50
$32.45	48,487	32.45	9.7	—	—

	4,103,985	$19.45	9.1	95,645	$19.14

The weighted-average estimated fair market value of employee stock options granted during the six months ended March 31, 2003 was $10.74 per share. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock.

13. Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•

Outsourcing—Hewitt Associates applies benefits and human resources expertise and employs its technology systems and procedures to create a seamless experience across benefit service areas to administer clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). Hewitt

Associates assumes and automates the resource-intensive processes required to administer its clients’ benefit programs, and provides on-line tools and information that support informed decisions and transactions by its clients and their employees. With the information and tools that Hewitt Associates provides, Hewitt Associates helps its clients to optimize the return on their human resource investments. Hewitt Associates has built on its experience in benefits outsourcing and human resource expertise to offer employers the ability to outsource a wide range of human resource activities using its human resources business process outsourcing (“HR BPO”) solution.

•	Consulting—Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

The Company operates many of the administrative functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting businesses. These shared services include information systems, human resources, general office support and space management, overall corporate management, and financial and legal services. Additionally, Hewitt Associates utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segment, rather, they are included in unallocated shared costs. The costs of information systems and human resources, however, are allocated to the Outsourcing and Consulting Segments on a specific identification basis or based on usage and headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
Business Segments	2002	2003	2002	2003
Outsourcing
Revenues before reimbursements (net revenues)	$275,081	$295,919	$551,104	$604,092
Segment income (1)	63,672	53,334	139,679	122,047

Consulting (2)
Revenues before reimbursements (net revenues)	$133,622	$182,137	$261,673	$354,283
Segment income (1)	44,513	39,977	82,692	66,178

Total Company
Revenues before reimbursements (net revenues)	$408,703	$478,056	$812,777	$958,375
Reimbursements	6,667	13,928	13,470	27,534

Total revenues	$415,370	$491,984	$826,247	$985,909

Segment income (1)	$108,185	$93,311	$222,371	$188,225
Charges not recorded at the Segment level:
Initial public offering restricted stock awards (3)	—	4,659	—	29,544

Unallocated shared costs (1)	31,332	44,907	59,998	84,890

Operating income—Hewitt Associates (1)	76,853	43,745	162,373	73,791
Other operating income (expenses)—Hewitt Holdings LLC and Property Entities (4)	2,493	2,956	6,602	4,317

Operating income (1)	$79,346	$46,701	$168,975	$78,108

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation in compensation and related expenses in arriving at segment income.
(2)	On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	Compensation expense of $4,659 and $29,544 for the three and six months ended March 31, 2003, respectively, related to the amortization of the initial public offering restricted stock awards.
(4)	The Company reviews segment results at the Hewitt Associates operating level. At that level, as well as on a consolidated basis, the majority of the occupancy costs under operating and capital leases are reflected within Hewitt Associates’ operating income. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities are not allocated to the segments. Also, included in other operating income (expense) is the elimination of intercompany rent charges included in the segment results.

14. Subsequent Events

Acquisitions

On June 5, 2003, Hewitt Associates purchased Cyborg Worldwide, Inc., (“Cyborg”) a global provider of human resources management software and payroll services. Cyborg will operate within the Company’s Outsourcing segment. The purchase price totaled $43,000 of cash plus the potential for additional performance-based consideration of up to $30,000 payable through 2006.

On June 15, 2003, the Company purchased the benefits administration and actuarial business of the Northern Trust Company. This business will operate within the Company’s Outsourcing segment. The purchase price was comprised of $17,600 of cash for the purchase of selected outsourcing and consulting contract rights and obligations, selected computer equipment, furniture and leasehold improvements and also assume certain real estate lease obligations.

Sale of Property

On May 7, 2003, the Company sold an office building located in Rowayton, Connecticut to an independent third party resulting in a gain of approximately $10 million.

Planned Distribution of Shares

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The shares will continue to be subject to the same restrictions following the distribution. The distribution will reduce Hewitt Holdings’ majority interest in Hewitt Associates to less than 50% so that the Company will no longer consolidate the results of Hewitt Associates, but account for the remaining investment in Hewitt Associates using the equity method of accounting.

Planned Secondary Offering of Hewitt Associates

On May 27, 2003, Hewitt Associates filed a registration statement with the Securities and Exchange Commission in connection with a proposed secondary offering by current and former employees. The registration statement covers approximately 11.5 million shares of Class A common stock, including shares issuable upon exercise of the underwriters’ over-allotment option, and was filed pursuant to a request under a registration rights agreement which Hewitt Associates entered into at the time of its initial public offering.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Please also refer to our Consolidated Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10 filed with the Securities and Exchange Commission for additional information. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We refer you to the discussion within the “Notes Regarding Forward-Looking Statements.”

We use the terms “Hewitt Holdings” and “the Company” to refer to Hewitt Holdings LLC and its subsidiaries. We use the term “Hewitt Associates” to refer to the business of Hewitt Associates, Inc. and its subsidiaries and, with respect to the period prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002, the businesses of Hewitt Associates LLC and its subsidiaries and its then affiliated companies, Hewitt Financial Services LLC and Sageo LLC (“Hewitt Associates LLC and Affiliates”). We use the term “Property Entities” to refer to Hewitt Holdings’ wholly-owned subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust.

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings. These individuals (with the exception of our retired owners) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2002”or “fiscal 2002” means the twelve-month period that ended September 30, 2002. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Prior period amounts have been reclassified to conform with the current year presentation.

Overview

Prior to July 1, 2003, Hewitt Holdings held 72% of the outstanding common stock of its principal operating subsidiary, Hewitt Associates, for the benefit of Hewitt Holdings’ owners. On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. Following the distribution of the shares of Class B common stock, Hewitt Holdings’ only business is to own, finance and lease real estate assets which are primarily used by Hewitt Associates in operating its business.

During fiscal 2002, Hewitt Associates’ revenues represented all of Hewitt Holdings’ total revenues and Hewitt Holdings third-party rental income was insignificant. Hewitt Associates is the principal operating business of the Company.

On May 31, 2002, Hewitt Associates completed its transition to a corporate structure. Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. In Hewitt Associates’ limited liability company form, Hewitt Holdings’ owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses, and Hewitt Associates did not incur any income tax. Upon the transition to a corporate structure, owners who worked in the business became employees of Hewitt Associates and their compensation was then recorded within compensation and related expenses and Hewitt Associates became subject to corporate income taxes.

On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”), an actuarial and benefits consulting firm in the United Kingdom. The purchase price totaled $259 million and consisted of 9.4 million shares of Hewitt Associates’ common stock valued at $219 million, $39 million of assumed net liabilities and approximately $1 million of acquisition-related costs. For additional information on the Bacon & Woodrow acquisition, we refer you to Note 6 to our consolidated financial statements. The results of operations for Bacon & Woodrow’s benefits consulting business are included in the Company’s historical results from the date of the acquisition, June 5, 2002.

On June 27, 2002, Hewitt Associates sold 11,150,000 shares of its Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Class A common stock at $19.00 per share. The combined transactions generated approximately $219 million in net cash proceeds for Hewitt Associates after offering expenses.

For a pro forma presentation of results had these events occurred at the beginning of the periods presented, we refer you to the “Pro Forma Results of Operations” section.

On May 27, 2003, Hewitt Associates filed a registration statement with the Securities and Exchange Commission in connection with a proposed secondary offering by current and former employees. The registration statement covers approximately 11.5 million shares of Class A common stock, including shares issuable upon exercise of the underwriters’ over-allotment option, and was filed pursuant to a request under a registration rights agreement which Hewitt Associates entered into at the time of its initial public offering.

On June 5, 2003, we acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The purchase price consists of approximately $43 million in cash, with possible additional performance-related payments through fiscal 2006 of up to a maximum aggregate amount of $30 million.

On June 15, 2003, we acquired Northern Trust Corporation’s retirement consulting and administration business which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services for approximately $18 million in cash. As part of the acquisition agreement, we have agreed with Northern Trust Corporation to designate each other as a preferred provider in our respective core areas of expertise.

Segments

We have two reportable segments:

Outsourcing—We apply our benefits and human resources expertise and employ technology systems and procedures to create a seamless experience across benefit service areas to administer clients’ benefit programs and broader human resource programs. Benefits outsourcing includes health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). We assume and automate the resource-intensive processes required to administer clients’ benefit programs, and provide on-line tools and information that support informed decisions and transactions by our clients and their employees. With the information and tools that we provide, we help clients to optimize the return on their benefit investments. We have built on our experience in benefits outsourcing to offer employers the ability to outsource a wide range of human resource activities using our human resources business process outsourcing (“HR BPO”) solution. With the acquisition of Cyborg, we have expanded our outsourcing offering to include payroll services.

Consulting—We provide actuarial services and a wide array of other consulting services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Critical Accounting Policies and Estimates

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Of our $1.7 billion of net revenues in 2002, 65% was generated in the outsourcing segment and 35% was generated in the consulting segment.

Under our outsourcing contracts, clients agree to pay an implementation fee and an ongoing service fee. The implementation fee covers only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel and the scope of the delivery model.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we recognize revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services. There is often an agreement that the ongoing service fee will be adjusted prospectively if the number of participants changes materially. However, a weakening of general economic conditions or the financial condition of our clients, which could lead to workforce reductions (and potentially participant reductions) or competitive pressure, could have a negative effect on our outsourcing revenues. Services provided outside the scope of our outsourcing contracts are typically billed and recognized on a time-and-material or fixed fee basis.

Our outsourcing contracts typically have a three- to five-year term. However, a substantial portion of our outsourcing contracts may be terminated by clients, generally upon 90 to 180 days notice. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including unreimbursed implementation costs), and for any commitments we have made on behalf of our clients to pay third parties. Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimates are continuously monitored during the term of the contract and any changes to estimates are recorded in the current period. These changes can result in either increases or decreases to income.

Our clients pay for consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. We recognize revenues under time-and-materials based arrangements as services are provided. On fixed- fee engagements, we recognize revenues as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting projects are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about overall profitability and stage of project completion which impacts how we recognize revenue. Estimates are continuously monitored during the engagement and any changes to estimates are recorded in the current period. These changes can result in either increases or decreases to income.

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and annual results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

On October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. We evaluate our goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation will be based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the amount to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. A factor mitigating this risk is that for the years ended September 30, 2002, 2001 and 2000, and the six months ended March 31, 2003, no single client accounted for more than 10% of our total revenues.

Long-Lived Assets Held and Used

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the discounted future cash flows of the asset.

Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Stock-Based Compensation

Hewitt Associates’ stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and non-qualified stock options of Hewitt Associates as well as other forms of stock-based compensation. We refer you to Note 19 in the notes to the consolidated financial statements for additional information on this plan and plan activity in 2002.

We account for our stock-based compensation plans under SFAS No. 123, Accounting for Stock-based Compensation, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma income disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

During the six months ended March 31, 2003, Hewitt Associates granted nonqualified stock options to acquire 48,987 shares of its Class A common stock to its employees. As of March 31, 2003, options to acquire a total of 4,103,985 shares of Hewitt Associates’ Class A common stock were outstanding and represented approximately 4.2% of Hewitt Associates’ outstanding common stock on that date. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during the three and six months ended March 31, 2003, we would have recorded approximately $1.1 million and $2.1 million, respectively, in additional expense, and reported income after taxes and minority interest and before owner distributions of $32 million and $42 million for the three and six months ended March 31, 2003.

Estimates

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions and, in some cases, actuarial techniques. We periodically reevaluate these significant factors and make adjustments when facts and circumstances dictate, however, actual results may differ from estimates.

Basis of Presentation

Revenues

Revenues include fees primarily generated from outsourcing contracts and from consulting services provided to our clients. Revenues earned in excess of billings are recorded as unbilled work in progress. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

We record gross revenue for any outside services when we are primarily responsible to the client for the services or bear the credit risk in the arrangement. We record revenue net of related expenses when a third party assumes primary responsibility to the client for the services or bears the credit risk in the arrangement.

Additionally, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown separately within total revenue in accordance with Emerging Issue Task

Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Similarly, related reimbursable expenses are also shown separately within operating expenses. We refer to revenues before reimbursements as net revenues.

Compensation and Related Expenses

Our largest operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits (global profit sharing, retirement and medical), payroll taxes, temporary staffing services, training and recruiting. For all historical periods presented prior to May 31, 2002, compensation and related expenses do not include compensation expense related to our owners since these individuals received distributions of income rather than compensation when we operated as a limited liability company. As a result of Hewitt Associates’ transition to a corporate structure on May 31, 2002, the owners became employees and the Company began to expense their compensation and related expenses.

Other Operating Expenses

Other operating expenses include equipment, occupancy and non-compensation-related direct client service costs. Equipment costs include mainframe, data storage and retrieval, data center operation and benefit center telecommunication expenses, and depreciation and amortization of capitalized computer technology and proprietary software. Occupancy costs primarily include depreciation related to our properties, any third party rent expense and other costs of our occupying or managing our office space and properties. Non-compensation related direct client service costs include costs associated with the provision of client services such as printing, duplication, fulfillment and delivery.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of third-party costs associated with promotion and marketing, professional services, advertising and media, corporate travel and other general office expenses such as insurance, postage, office supplies and bad debt expense.

Other Expenses, Net

Other expenses, net primarily includes interest expense, interest income, gains and losses from investments and gains and losses on asset disposals, shown on a net basis. Any rental income on real estate owned by the Company and leased to non-related parties is shown within other income.

Provision for Income Taxes

Prior to May 31, 2002, taxes on income earned by the Company were the responsibility of the individual owners. On May 31, 2002, Hewitt Associates became subject to corporate income taxes and began applying the provisions of the asset and liability method outlined in SFAS No. 109, Accounting for Income Taxes.

Income Before and After Taxes, Minority Interest and Owner Distributions

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes, minority interest and owner distributions in accordance with accounting principles generally accepted in the United States. As a result of Hewitt Associates’

transition to a corporate structure on May 31, 2002, owners who worked in the business became employees of Hewitt Associates and Hewitt Associates began to include their compensation in compensation and related expenses and became subject to corporate income taxes. As such, the historical results of operations after May 31, 2002 are not directly comparable to the results from prior periods.

As of March 31, 2003, Hewitt Holdings owned approximately 72% of the outstanding common stock of Hewitt Associates, as compared to a 100% ownership interest prior to Hewitt Associates’ initial public offering and purchase of Bacon & Woodrow. For financial reporting purposes, all of the assets, liabilities, and earnings of Hewitt Associates and its subsidiaries are consolidated in the Company’s financial statements, and the nonaffiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates are shown as a “Minority Interest” on the consolidated balance sheet and statement of operations.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three and six-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three and six months ended March 31, 2002 and 2003, contains all adjustments, consisting only of normal recurring adjustments, except as noted, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended March 31,		Six months Ended March 31,
	2002	2003	2002	2003
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%	100.0%
Reimbursements	1.6	2.9	1.7	2.9

Total revenues	101.6	102.9	101.7	102.9
Operating expenses:
Compensation and related expenses, excluding restricted stock awards (1)	55.2	64.9	54.6	65.0
Restricted stock awards	—	1.0	—	3.0
Reimbursable expenses	1.6	2.9	1.7	2.9
Other operating expenses	20.1	19.0	20.3	19.1
Selling, general and administrative expenses	5.3	5.3	4.3	4.7

Total operating expenses	82.2	93.1	80.9	94.7
Operating income	19.4	9.8	20.8	8.2
Other expenses, net	(2.2)	1.9	(2.0)	0.3

Income before taxes, minority interest and owner distributions (2)	17.2%	11.7	18.8%	8.5

Provision for income taxes		3.4		2.8

Income after taxes and before minority interest and owner distributions		8.3		5.7
Minority interest		1.4		1.1

Income after taxes and minority interest and before owner distributions		6.9%		4.6%

(1)	Compensation and related expenses did not include compensation related to our owners for 2002 prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002. Additionally, on June 5, 2002, Hewitt Associates’ acquired the benefits consulting business of Bacon & Woodrow and their compensation and related expenses were included in our results from the acquisition date.
(2)	Income before taxes, minority interest and owner distributions is not comparable to net income of a corporation because (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax.

Three Months Ended March 31, 2003 and 2002

Net Revenues

Net revenues were $478 million in the three months ended March 31, 2003, compared to $409 million in the comparable prior year period, an increase of 17%. Adjusting for the effects of acquisitions and favorable foreign currency translations, net revenues grew 5%. Outsourcing net revenues increased by 8% to $296 million in the three months ended March 31, 2003, compared to $275 million in the prior year, primarily due to the addition of new clients. Consulting net revenues increased by 36% to $182 million in the three months ended March 31, 2003, compared to $134 million in the prior year, primarily due to the addition of revenues from the newly acquired actuarial and benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation during the quarter of our Dutch affiliate upon purchase of a controlling interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior year quarter and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% quarter over quarter. The net increase was due to increases in retirement plan and health benefit management consulting, offset by a decrease in revenue from our more discretionary consulting services resulting from continued soft demand for such services.

Compensation and Related Expenses

Compensation and related expenses were $310 million for the three months ended March 31, 2003, compared to $226 million for the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year quarter, compensation and related expenses would have been $266 million for the three months ended March 31, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues would have been 65% in both the current and prior year quarters. While compensation as a percentage of net revenues remained flat, there was a net increase in overall compensation and related expenses primarily due to the inclusion of Bacon & Woodrow’s compensation and related expenses, increases in our Outsourcing personnel to support the growth of benefit administration outsourcing as well the development of our new HR BPO service offering, offset by lower performance-based compensation resulting from the continued negative effect of the economy on our clients, and, therefore, on our business and performance against internal targets.

Restricted Stock Awards

In connection with Hewitt Associates’ initial public offering on June 27, 2002, compensation and related payroll tax expenses of approximately $57 million were recorded as restricted stock award expense from June 27, 2002 through March 31, 2003, of which $5 million was recorded in the quarter ended March 31, 2003. The remaining $55 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $91 million in the three months ended March 31, 2003 compared to $82 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 19% in the three months ended March 31, 2003, from 20% in the comparable prior-year period. This decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $9 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, as well as increased depreciation and amortization expenses on computer equipment and software, increased computer maintenance expenses, partially offset by lower data telecommunication costs in our Outsourcing segment over the prior-year period.

Selling, General and Administrative Expenses

SG&A expenses were $25 million in the three months ended March 31, 2003, compared to $21 million in the comparable prior year period. As a percentage of net revenues, SG&A expenses remained flat at 5% in the three months ended March 31, 2003 and 2002. The increase in SG&A expenses of $4 million, primarily reflects the inclusion of Bacon & Woodrow and increased travel and advertising in the current year quarter, partially offset by lower bad debt expense. In the prior year quarter, travel and advertising expenses were lower and bad debt expenses were higher following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net totaled $9 million in income for the three months ended March 31, 2003, compared to a net expense of $9 million in the comparable prior-year period. As a percentage of net revenues, other expenses, net was 2% or less in the current year and prior year periods. During the second quarter of 2003, we sold a property located in Newport Beach, California at a $40 million gain. Approximately $17 million of the gain was recognized as income in the current period while $23 million of the gain was deferred since we continue to occupy a significant portion of the building. The deferred gain will be recognized as income evenly over the remaining 14 year lease term. Interest expense increased by approximately $1 million over the prior-year period primarily due to the addition of interest expense on two office space capital leases, which we executed in the third quarter of fiscal 2002, and on our new $55 million line of credit facility.

Provision for Income Taxes

The provision for income taxes was $16 million for the three months ended March 31, 2003. No tax provision is included for the three months ended March 31, 2002, as we were not subject to corporate income taxes at that time. For the year ending September 30, 2003, we expect to report pre-tax income and, as such, have apportioned the estimated annual income tax provision to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Six Months Ended March 31, 2003 and 2002

Net Revenues

Net revenues were $958 million in the six months ended March 31, 2003, compared to $813 million in the comparable prior year period, an increase of 18%. Adjusting for the effects of acquisitions and favorable foreign currency translations, net revenues grew 6%. Outsourcing net revenues increased by 10% to $604 million in the six months ended March 31, 2003, compared to $551 million in the prior-year period. For the six months ended March 31, 2003, approximately two-thirds of our Outsourcing net revenue growth was from the addition of new clients and approximately one-third of the growth was from expanding services with existing clients. Consulting net revenues increased by 35% to $354 million in the six months ended March 31, 2003, compared to $262 million in the prior-year period. Consulting net revenues increased primarily as a result of the June 2002 acquisition of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation during the period of our Dutch affiliate upon purchase of a controlling interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior-year period and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the first six months of 2003 over the comparable prior-year period. This increase was a result of growth in retirement plan and health benefit management consulting, offset by a decrease in net revenue from our more discretionary consulting services over the prior year.

Compensation and Related Expenses

Compensation and related expenses were $623 million in the six months ended March 31, 2003, compared to $444 million in the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year, compensation and related expenses would have been $525 million for the six months ended March 31, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues would have been 65% in both periods. The net increase in overall compensation and related expenses was due to an increase from the inclusion of Bacon & Woodrow’s compensation and related expenses, and increases in our Outsourcing personnel to support the growth of HR BPO and benefit administration outsourcing, offset by lower performance-based compensation resulting from the continued negative effects of the economy on our clients and therefore, on our business and performance against targets.

Restricted Stock Awards

In connection with the initial public offering of Hewitt Associates on June 27, 2002, compensation and related payroll tax expenses of approximately $57 million were recorded as restricted stock award expense through March 31, 2003, of which $30 million was recorded in the six months ended March 31, 2003. The remaining $55 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $183 million in the six months ended March 31, 2003, compared to $165 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 19% in the six months ended March 31, 2003, from 20% in the comparable prior year period. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $18 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, as well as increased depreciation and amortization expenses on computer equipment and software, and increased computer maintenance expenses, partially offset by lower data telecommunication expenses in our Outsourcing segment over the prior year.

Selling, General and Administrative Expenses

SG&A expenses were $45 million in the six months ended March 31, 2003, compared to $35 million in the comparable prior year period, an increase of 29%. As a percentage of net revenues, SG&A expenses increased to 5% in the six months ended March 31, 2003, from 4% in the comparable prior year period. This increase as a percentage of net revenues and in SG&A expenses primarily reflects the inclusion of Bacon & Woodrow and increased travel and advertising in the current year, partially offset by lower bad debt expense. In the prior year period, travel and advertising expenses were lower and bad debt expenses were higher following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net totaled $3 million in income for the six months ended March 31, 2003, compared to a net expense of $16 million in the comparable prior-year period. As a percentage of net revenues, other expenses, net was 2% or less in the current-year and prior-year periods. During the second quarter of 2003, we sold a property located in Newport Beach, California at a $40 million gain. Approximately $17 million of the gain was recognized as income in the current period while $23 million of the gain was deferred since we continue to occupy a significant portion of the building. The deferred gain will be recognized as income evenly over the remaining 14 year lease term. Interest expense increased by approximately $1 million over the prior-year period primarily due to the addition of interest expense on two office space capital leases, which we executed in the third quarter of fiscal 2002, and on our new $55 million line of credit facility.

Provision for Income Taxes

The provision for income taxes was $27 million for the six months ended March 31, 2003. No tax provision is included for the six months ended March 31, 2002, as we were not subject to corporate income taxes at that time. For the year ending September 30, 2003, we expect to report pre-tax income and, as such, have apportioned the estimated annual income tax provision to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Segment Results

We operate many of the administrative and support functions of our business through centralized shared service operations, an arrangement that we believe is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, we utilize a client development group that markets the entire spectrum of our services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems and human resources, however, are allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
Business Segments	2002	2003	2002	2003
Outsourcing
Revenues before reimbursements (net revenues)	$275,081	$295,919	$551,104	$604,092
Segment income (1)	63,672	53,334	139,679	122,047

Consulting (2)
Revenues before reimbursements (net revenues)	$133,622	$182,137	$261,673	$354,283
Segment income (1)	44,513	39,977	82,692	66,178

Total Company
Revenues before reimbursements (net revenues)	$408,703	$478,056	$812,777	$958,375
Reimbursements	6,667	13,928	13,470	27,534

Total revenues	$415,370	$491,984	$826,247	$985,909

Segment income (1)	$108,185	$93,311	$222,371	$188,225
Charges not recorded at the Segment level:
Initial public offering restricted stock awards (3)	—	4,659	—	29,544
Unallocated shared costs (1)	31,332	44,907	59,998	84,890

Operating income—Hewitt Associates (1)	76,853	43,745	162,373	73,791
Other operating income (expenses)—Hewitt Holdings LLC and Property Entities (4)	2,493	2,956	6,602	4,317

Operating income (1)	$79,346	$46,701	$168,975	$78,108

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation in compensation and related expenses in arriving at segment income.
(2)	On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	Compensation expense of $4,659 and $29,544 for the three and six months ended March 31, 2003, respectively, related to the amortization of the initial public offering restricted stock awards.
(4)	The Company reviews segment results at the Hewitt Associates operating level. At that level, as well as on a consolidated basis, the majority of the occupancy costs under operating and capital leases are reflected within Hewitt Associates’ operating income. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities are not allocated to the segments. Also, included in other operating income (expense) is the elimination of intercompany rent charges included in the segment results.

Outsourcing

Three Months Ended March 31, 2003 and 2002

Outsourcing net revenues were $296 million in the three months ended March 31, 2003, compared to $275 million in the comparable prior year period, an increase of 8%. The majority of our Outsourcing net revenue growth was from the addition of new clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 18% in the three months ended March 31, 2003, compared to 23% in the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred owner compensation in the prior year quarter, segment income would have been $55 million for the three months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior year quarter of $8 million, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 20% in the prior-year quarter. The decrease in margin in the three months ended March 31, 2003, relates primarily to the continued investment in the development of our new HR BPO service offering.

Six Months Ended March 31, 2003 and 2002

Outsourcing net revenues were $604 million in the six months ended March 31, 2003, compared to $551 million in the comparable prior year period, an increase of 10%. Approximately two-thirds of our Outsourcing net revenue growth was from adding new clients with the remainder of the growth from expanding services with existing clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 20% in the six months ended March 31, 2003, compared to 25% in the comparable prior year period. Had we incurred estimated owner compensation in the prior year period, segment income would have been $123 million for the six months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior year period of $17 million, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 22% in the six months ended March 31, 2002. The decrease in margin in the six months ended March 31, 2003, primarily relates to our investment in the development of our new HR BPO service offering and, to a lesser extent, the addition of employees in benefit administration outsourcing.

Consulting

Three Months Ended March 31, 2003 and 2002

Consulting net revenues were $182 million in the three months ended March 31, 2003, compared to $134 million in the comparable prior-year period, an increase of 36%. This increase primarily reflects the addition of revenues from the newly acquired actuarial and benefits consulting business of Bacon & Woodrow since the acquisition date of June 5, 2002. A portion of this growth was also due to favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation during the quarter of our Dutch affiliate upon purchase of a controlling interest in the first quarter of 2003. Including the results of Bacon & Woodrow in the prior-year quarter, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation in the current-year quarter, Consulting net revenues would have increased by approximately 1%. The net increase was due to increases in retirement plan and health benefit management consulting, offset by a decrease in revenue from our discretionary consulting services resulting from continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 22% in the three months ended March 31, 2003, compared to 33% for the comparable prior-year period. Had we incurred owner compensation in the prior-year quarter, Consulting segment income would have been $23 million for the three months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year period, Consulting segment income as a percentage of Consulting net revenues would have been 17% in the prior-year quarter. The increase in the operating margin in the three months ended March 31, 2003 stemmed from higher margins in our European region as a result of the newly acquired Bacon & Woodrow business, and in health benefit management and retirement plan consulting, offset by lower margins on our more discretionary consulting services resulting from continued soft demand for those services.

Six Months Ended March 31, 2003 and 2002

Consulting net revenues were $354 million in the six months ended March 31, 2003, compared to $262 million in the comparable prior year period, an increase of 35%. This increase primarily reflects the addition of Bacon & Woodrow, favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar, and consolidation of our Dutch affiliate since December 2002, upon our purchase of the remaining controlling interest there. Including the results of Bacon & Woodrow in the prior year period, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the current year period over the prior year period. The net increase was due to increases in retirement plan and health benefit management consulting, offset by a decrease in revenue from our more discretionary consulting services due to continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 19% in the six months ended March 31, 2003, compared to 32% for the comparable prior year period. Had we incurred owner compensation in the prior year period, segment income would have been $40 million for the six months ended March 31, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior year period, segment income as a percentage of Consulting net revenues would have been 15% in the prior year period. The increase in the operating margin in the six months ended March 31, 2003, stemmed from higher margins in our European region as a result of the newly acquired Bacon & Woodrow business and in our health benefit management consulting due to improvements in resource management. Margins on our discretionary consulting services increased in the first quarter of 2003, due to headcount and compensation cost reductions which occurred in mid-fiscal 2002, and declined in the second quarter of 2003 due to continued soft demand for those services.

Pro Forma Results of Operations

During fiscal 2002, the Company completed several significant transactions. Hewitt Associates completed its transition to a corporate structure in May 2002, and its initial public offering and the Bacon & Woodrow acquisition in June 2002. The following pro forma results give effect to all three of these transactions as if they occurred as of the beginning of fiscal 2001 on October 1, 2001, excluding any non-recurring adjustments, to allow for comparability. Current year results, as shown in the statement of operations for the three and six months ended March 31, 2003, include the effects of all three transactions and as such, are not shown on a pro forma basis.

The Bacon & Woodrow historical results in the following pro forma combined and consolidated income statements reflect Bacon & Woodrow’s results prior to the acquisition on June 5, 2002. As such, for the three and six months ended March 31, 2002, both Bacon & Woodrow’s and Hewitt’s results are for the three and six month periods then ended and prior to the acquisition.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with Hewitt Associates’ “Pro Forma Combined Financial Information” and combined financial statements and related notes in Hewitt Associates’ Registration Statement (No. 333-105560) on Form S-1 filed with the Securities and Exchange Commission and our consolidated financial statements and related notes included in our Form 10 as filed with the Securities and Exchange Commission.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Three Months Ended March 31, 2002
	Hewitt Holdings Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$409	$34	—	—	$443
Reimbursements	7	1	—	—	8

Total revenues	416	35	—	—	451

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	226	19	34	—	279
Restricted stock awards	—	—	—	25	25
Reimbursable expenses	7	1	—	—	8
Other operating expenses	82	5	1	—	88
Selling, general and administrative expenses	22	3	(1)	—	24

Total operating expenses	337	28	34	25	424

Operating income	79	7	(34)	(25)	27

Other expenses, net	(9)	0	1	—	(8)

Income before taxes, minority interest and owner distributions	$70	$7	(33)	(25)	19

Provision for income taxes			19	(9)	10

Income after taxes and before minority interest and owner distributions			(52)	(16)	9

Minority interest			—	1	1

Income after taxes and minority interest and before owner distributions			$(52)	$(17)	$8

(1)	Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow and $2 million of losses incurred on a foreign currency purchase option related to the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $34 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $19 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $1 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.
(2)	Offering adjustments include compensation expense of $25 million reflecting the amortization of Hewitt Associates’ one-time grant of initial public offering restricted stock awards and the related income tax benefit of $9 million and $1 million for the minority interest share of Hewitt Associates income.

On a pro forma basis, the Company’s net revenues were $443 million compared to its actual net revenues of $409 million for the three months ended March 31, 2002. The difference in the net revenues is attributable to the inclusion of three months of the Bacon & Woodrow net revenues on a pro forma basis as compared to no such net revenues on an actual basis as Bacon & Woodrow was acquired on June 5, 2002, and their results are included from the acquisition date forward.

On a pro forma basis, the Company’s income after taxes and minority interest and before owner distributions was $8 million compared to its actual income before taxes, minority interest and owner distributions of $70 million for the three months ended March 31, 2002. The difference in the income after taxes and minority interest and before owner distributions is attributable to (1) the inclusion of owner salaries, benefits, bonuses and payroll taxes for all periods; (2) the inclusion of an estimated tax expense as if Hewitt Associates had been subject to income tax for the entire period; (3) the inclusion of compensation expense for all periods reflecting the amortization of Hewitt Associates’ one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (4) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (5) the exclusion of losses incurred on the foreign currency purchase option; (6) the inclusion of amortization expense for the amortization of definite-lived intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (7) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (8) the inclusion of a charge for the income allocable to the minority interest holders of Hewitt Associates.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Six Months Ended March 31, 2002
	Hewitt Holdings Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$813	$67	—	—	$880
Reimbursements	13	$2	—	—	15

Total revenues	826	69	—	—	895

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	444	37	89	—	570
Restricted stock awards	—	—	—	51	51
Reimbursable expenses	13	2	—	—	15
Other operating expenses	165	9	2	—	176
Selling, general and administrative expenses	35	7	(1)	—	41

Total operating expenses	657	55	90	51	853

Operating income	169	14	(90)	(51)	42

Other expenses, net	(16)	0	3	—	(13)

Income before taxes, minority interest and owner distributions	$153	$14	(87)	(51)	29

Provision for income taxes			34	(19)	15

Income after taxes and before minority interest and owner distributions			(121)	(32)	14

Minority interest			—	2	2

Income after taxes and minority interest and before owner distributions			$(121)	$(34)	$12

(1)	Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition; and $4 million of losses incurred on a foreign currency purchase option related to the acquisition. Other adjustments include expenses that the Company would have incurred had it been a corporation for the entire period presented: $90 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $34 million of additional income tax expense as if the Company had been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.
(2)	Offering adjustments include compensation expense of $51 million reflecting the amortization of Hewitt Associates’ one-time grant of initial public offering restricted stock awards and the related income tax benefit of $19 million and $2 million for the minority interest share of Hewitt Associates income.

On a pro forma basis, the Company’s net revenues were $880 million compared to its actual net revenues of $813 million for the six months ended March 31, 2002. The difference in the net revenues is attributable to the inclusion of six months of the Bacon & Woodrow net revenues on a pro forma basis as compared to no such net revenues on an actual basis as Bacon & Woodrow was acquired on June 5, 2002, and their results are included from the acquisition date forward.

On a pro forma basis, the Company’s income after taxes and minority interest and before owner distributions was $12 million compared to its actual income before taxes, minority interest and owner distributions of $153 million for the six months ended March 31, 2002. The difference in the income after taxes and minority interest and before owner distributions is attributable to (1) the inclusion of owner salaries, benefits, bonuses and payroll taxes for all periods; (2) the inclusion of compensation expense for all periods reflecting the amortization of Hewitt Associates’ one-time grant of initial public offering awards to employees and the estimated tax benefit related to these awards; (3) the inclusion of an estimated tax expense as if Hewitt Associates had been subject to income tax for the entire period; (4) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (6) the inclusion of amortization expense for the amortization of definite-lived intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (5) the exclusion of losses incurred on the foreign currency purchase option; (7) the inclusion of compensation expense reflecting our assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition; (8) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (9) the inclusion of a charge for the income allocable to the minority interest holders of Hewitt Associates.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities, credit tenant notes and term notes. Hewitt Associates’ transition to a corporate structure in May 2002, and its initial public offering in June 2002, provided access to new forms of debt and equity financing to fund new investments and acquisitions as well as to meet ongoing and future capital resource needs.

	Six months ended March 31,
Summary of Cash Flows	2002	2003
(in thousands)	(unaudited)
Cash provided by:
Operating activities	$217,580	$90,879
Cash used in:
Investing activities	(35,871)	10,572
Financing activities	(189,925)	(117,061)
Effect of exchange rates on cash	327	395

Net increase (decrease) in cash and cash equivalents	(7,889)	(15,215)
Cash and cash equivalents at beginning of period	69,393	173,736

Cash and cash equivalents at end of period	$61,504	$158,521

For the six months ended March 31, 2003 and 2002, cash provided by operating activities was $91 million and $217 million, respectively. The decrease in cash flows provided by operating activities between the six months ended March 31, 2003 and 2002, is primarily due to the inclusion of compensation expenses related to owners that are employed by Hewitt Associates and a provision for corporate income taxes, stemming from Hewitt Associates’ transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, owners that worked in the business were compensated through distributions that were paid out of cash flows from financing activities as capital distributions and Hewitt Associates did not pay corporate income taxes when it operated as a limited liability company. Additionally, cash from operating activities decreased in the six months ended March 31, 2003 due to increases in client receivables and unbilled work in process balances over the prior year period.

For the six months ended March 31, 2003, cash provided by investing activities was $11 million and for the six months ended March 31, 2002, cash used in investing activities was $36 million. The increase in cash from investing activities was primarily due to the receipt of $67 million of proceeds from our sale of our office property in Newport Beach, California, offset by increased spending on software development and a $7 million payment to acquire the remaining interest in our joint venture in The Netherlands.

Cash used in financing activities was $117 million and $190 million, respectively, for the six months ended March 31, 2003 and 2002. The decrease in cash used in financing activities was primarily due to a decrease in the amount of capital distributions for the six months ended March 31, 2003 as well as the refund of tax deposits made on behalf of our owners as a result of our transition to a calendar year for tax purposes. This decrease was offset by increased payments on our long-term debt over the prior year period. For the six months ended March 31, 2002, capital distributions had been a function of the timing of discretionary withdrawals by our owners and the needs of the Company for the construction of facilities for use by Hewitt Associates. In future periods, distributions to owners will be replaced by compensation and related expenses, which will affect the net cash provided by operating activities.

At March 31, 2003, our cash and cash equivalents were $159 million, as compared to $62 million at March 31, 2002, an increase of $97 million, or 158%. Cash and cash equivalents at March 31, 2003, increased over the prior year primarily due to the receipt of proceeds from our initial public offering in June 2002, and strong earnings and related cash flows from operating activities in fiscal 2002 and the first six months of fiscal 2003, which were primarily offset by the payment of capital distributions, and repayments of borrowings.

Debt and Commitments

Significant ongoing commitments consist primarily of leases and debt. There are three related party operating leases between Hewitt Associates and Overlook Associates covering a portion of the complex that constitutes Hewitt Associates’ global headquarters in Lincolnshire, Illinois. Overlook Associates is a majority-owned but not a controlled investment of Hewitt Holdings. As such, this investment is accounted for as an equity investment for financial reporting purposes and is not consolidated. We also have various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years.

In April 2002, Hewitt Properties VII LLC sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space. Payments are made in monthly installments at 7.33% interest. The debt remaining at March 31, 2003 is $63 million.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8% to 8.0%. At March 31, 2003, the outstanding balance on the equipment financing agreements was $8 million.

In March 2003, The Bayview Trust, a subsidiary, sold a building in Newport Beach, California in which Hewitt Associates leased office space. In June of 2002, Hewitt Associates had entered into a 15 year capital lease with The Bayview Trust. This lease was assigned to the third-party purchaser of the building. Payments are made in monthly installments at 7.33% interest. The debt remaining at March 31, 2003, is $24 million.

Our debt consists primarily of secured credit tenant notes related to the properties, unsecured term notes and our lines of credit.

In connection with our financing some of the property purchases, we issued secured credit tenant notes to various noteholders consisting primarily of insurance companies on several dates between October 1997 and May 1999. The notes bear interest at rates ranging from 5.58% to 7.13% and are repayable in monthly installments over a period ranging from 15 to 20 years. As of March 31, 2003, the outstanding balance on the notes was $218 million.

We have unsecured senior term notes with various note holders also consisting primarily of insurance companies totaling $147 million as of March 31, 2003. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $12 million bears interest at 7.94% and is repayable in annual installments beginning in March 2003 through March 2007; $35 million bears interest at 8.08% and is repayable in annual installments beginning in March 2008 through March 2012; and $50 million bears interest at 7.45% and is repayable in annual installments beginning in May 2004 through May 2008.

Hewitt Associates has two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at adjusted LIBOR plus 52.5 to 72.5 basis points or the prime rate, at our option and are repayable upon demand or at expiration of the facility. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee, based on the aggregate utilization, is assessed at a rate of 0.125% per annum. At March 31, 2003, there was no outstanding balance on either facility.

Hewitt Associates had an unsecured multi-currency line of credit permitting borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. All outstanding balances on the unsecured multicurrency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004 at a current rate of 4.78%. As of March 31, 2003, the outstanding balance was £15 million, equivalent to approximately $23 million and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at March 31, 2003 totaling approximately $7 million pursuant to local banking relationships in over a dozen countries. In total, the outstanding balance on the multi-currency or other foreign debt totaled $30 million as of March 31, 2003.

On November 26, 2002, Hewitt Holdings obtained a $55 million line of credit facility to fund capital distributions to owners in the near term. The facility expires on June 30, 2003. Borrowings under the facility accrue interest at adjusted LIBOR plus 175 basis points or the prime rate, at our option. At March 31, 2003, there was no outstanding balance on this facility. In December 2002 and January 2003, approximately $48 million and $11 million was distributed to owners which was partially funded with $27 million from the facility. In April 2003, the Company distributed an estimated $7 million to owners from cash on hand at Hewitt Holdings and from the facility and plans to distribute another $16 million in May 2003. The Company anticipates repayment of the $55 million facility in June 2003 from either the sale or refinancing of property or cash on hand at that time.

A number of our debt agreements call for the maintenance of specified financial and other covenants including, among others, covenants restricting the Company’s ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to owners which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of tangible net worth ($138 million as of September 30, 2002) and net worth ($216 million as of September 30, 2002), to maintain interest rate coverage of at least 2.00 to 1.00 and to maintain a leverage ratio not to exceed 2.25 to 1.00. At March 31, 2003, we were in compliance with the terms of our debt agreements.

In connection with the initial public offering of Hewitt Associates, approximately $219 million in net proceeds after offering expenses was raised. Of the $219 million in total net proceeds received, $52 million was used to repay the outstanding balance under our line of credit, $8.3 million was used to pay income taxes resulting from our transition to a corporate structure, and the balance was used for general corporate purposes and working capital.

We believe the net proceeds of the offering, together with funds from operations, current assets and existing credit facilities, will satisfy our expected working capital, contractual obligations, capital expenditures and investment requirements at Hewitt Associates through at least fiscal 2003. We believe Hewitt Associates’ change to a corporate structure will provide financing flexibility to meet ongoing and future capital resource needs and access to equity for additional investments and acquisitions. We also believe that the existing funds and access to financing which is secured by real property or other assets will satisfy our expected cash distributions to owners and other requirements of Hewitt Holdings through at least fiscal 2003.

New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the requirements and impact of this issue on its consolidated results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 did not have a material impact on our consolidated financial statements.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “should,” “will” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made. Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A significant or prolonged economic downturn could have a material adverse effect on our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.

•	Our transition to corporate structure may adversely affect our ability to recruit, retain and motivate employees and to compete effectively.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	The profitability of our engagements with clients may not meet our expectations.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in Hewitt Associates, Inc.’s Registration Statement on Form S-1 (File No. 333-105560) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, in August 2001, we purchased a £150 million foreign currency option to offset the foreign currency risk associated with the planned purchase of the benefits consulting business of Bacon & Woodrow. This instrument expired in May 2002. We do not hold or issue derivative financial instruments for trading purposes. We are not currently a party to any hedging transaction or derivative financial instrument.

Interest rate risk

We are exposed to interest rate risk primarily through our portfolio of cash and cash equivalents, which is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

At March 31, 2003, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option and our $55 million line of credit facility to fund capital distributions to owners in the near term, which has an interest rate of adjusted LIBOR plus 175 basis points or the prime rate, at our option. As of March 31, 2003, there was no outstanding balance on our unsecured line of credit or our $55 million line of credit. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. As of March 31, 2003, the outstanding balance was £15 million, equivalent to approximately $23 million, and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at March 31, 2003, totaling approximately $7 million, pursuant to local banking relationships in over a dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $30 million as of March 31, 2003.

During the six months ended March 31, 2003, our variable rate debt consisted of our British Pound Sterling line of credit, our debt maintained at our foreign subsidiaries and our newly acquired $55 million line of credit and had an effective interest rate of 3.98%. A one percentage point increase would have increased our interest expense by $0.2 million for the six months ended March 31, 2003. We also maintain an invested cash portfolio, which earned interest at an effective rate of 1.83% during the six months ended March 31, 2003. A one percentage point increase would have increased our interest income by $0.6 million for the six months ended March 31, 2003. The net effect of a one percentage point change would have been $0.5 million in additional income from an increase in the rate (additional expense from a decrease in the rate) for the six months ended March 31, 2003.

Our fixed rate debt consists of our secured credit tenant notes and our unsecured credit notes. At March 31, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $11 million. At March 31, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $11 million.

Foreign exchange risk

For the six month period ended March 31, 2003, revenues from U.S. operations as a percent of total revenues were 83%. Approximately 11% of our net revenues for the six months ended March 31, 2003, were from the United Kingdom. Approximately 3% of our net revenues for the six months ended March 31, 2003, were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the six months ended March 31, 2003, would have impacted our pre-tax net operating income by approximately $0.2 million. A 10% change in the average exchange rate for the Euro for the six months ended March 31, 2003, would have impacted our pre-tax net operating income by less than $0.1 million.

Foreign currency net translation income was $2 million for the six month period ended March 31, 2003.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer have concluded, based on their evaluation within 90 days before the filing date of this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is not a party to any material legal proceedings. Hewitt Associates is occasionally subject to lawsuits and claims arising in the normal conduct of business. The Company does not expect the outcome of these pending claims to have a material adverse affect on the business, financial condition or results of operations of Hewitt Associates or the Company.

ITEM 6.	Exhibits and Reports on Form 8-K

a. Exhibits.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

b. Reports on Form 8-K None.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT HOLDINGS LLC (Registrant)

Date: July 14, 2003	By:	/S/ DAVID L. HUNT
David L. Hunt Chairman

CERTIFICATIONS

I, David L. Hunt, Chairman, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hewitt Holdings LLC;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ DAVID L. HUNT
David L. Hunt Chairman

CERTIFICATIONS

I, David L. Hunt, principal chief financial officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hewitt Holdings LLC;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ DAVID L. HUNT
David L. Hunt Chairman