Form 10-Q
period 2003-06-30
HEWITT HOLDINGS LLC
filed 2003-08-13
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

HEWITT HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	June 30, 2003
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$173,736	$165,166
Client receivables and unbilled work in process, less allowances of $18,960 at September 30, 2002 and $18,432 at June 30, 2003	401,700	418,327
Prepaid expenses and other current assets	34,483	39,145
Deferred income taxes, net	16,976	16,452

Total current assets	626,895	639,090

Non-Current Assets
Property and equipment, net	499,265	473,949
Goodwill, net	201,286	256,629
Intangible assets, net	170,854	208,453
Other assets, net	40,087	25,846

Total non-current assets	911,492	964,877

Total Assets	$1,538,387	$1,603,967

LIABILITIES
Current Liabilities
Accounts payable	$23,345	$17,611
Accrued expenses	180,951	197,770
Advanced billings to clients	73,965	85,343
Current portion of long-term debt	45,076	53,144
Current portion of capital lease obligations	11,375	8,765
Employee deferred compensation and accrued profit sharing	56,481	37,454

Total current liabilities	391,193	400,087

Long-Term Liabilities
Debt , less current portion	361,046	342,850
Capital lease obligations, less current portion	65,166	84,155
Other long-term liabilities	54,844	85,118
Deferred income taxes, net	19,265	42,754

Total long-term liabilities	500,321	554,877`

Total Liabilities	$891,514	$954,964

Minority Interest	$150,716	$174,318

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS – (Continued)

(Dollars in thousands)

	September 30, 2002	June 30, 2003
		(Unaudited)
OWNERS’ CAPITAL
Owners’ Capital
Accumulated earnings and paid-in-capital	$480,469	$446,499
Accumulated other comprehensive income	15,688	28,186

Total owners’ capital	496,157	474,685

Total Liabilities, Minority Interest and Owners’ Capital	$1,538,387	$1,603,967

The accompanying notes are an integral part of these statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (1) (2)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003 (1) (2)	2002	2003 (1) (2)
Revenues:
Revenue before reimbursements (net revenues)	$430,083	$494,886	$1,242,860	$1,453,262
Reimbursements	8,508	12,862	21,978	40,396

Total revenues	438,591	507,748	1,264,838	1,493,658

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	273,009	318,981	717,105	941,767
Restricted stock award compensation	1,105	5,649	1,105	35,193
Reimbursable expenses	8,508	12,862	21,978	40,396
Other operating expenses	85,248	93,050	249,896	275,854
Selling, general and administrative expenses	21,661	25,734	56,719	70,868

Total operating expenses	389,531	456,276	1,046,803	1,364,078

Operating income	49,060	51,472	218,035	129,580

Other expenses, net:
Interest expense	(10,137)	(8,573)	(25,798)	(26,035)
Interest income	497	752	1,714	2,016
Other income (expense), net	3,348	11,056	1,873	30,265

Total other expenses, net	(6,292)	3,235	(22,211)	6,246

Income before taxes, minority interest and owner distributions	42,768	54,707	195,824	135,826

Provision for income taxes	24,640	18,219	24,640	44,811

Income after taxes and before minority interest and owner distributions	18,128	36,488	171,184	91,015

Minority interest	(957)	7,499	(957)	18,351

Income after taxes and minority interest and before owner distributions	$19,085	$28,989	$172,141	$72,664

(1)	On May 31, 2002, one of the Company’s subsidiaries, Hewitt Associates, completed its transition to a corporate structure and the owners of Hewitt Holdings who worked in the business of Hewitt Associates became employees of the subsidiary. As a result, operating expenses after May 31, 2002 include the compensation expense related to these owners and income after taxes and minority interest and before owner distributions includes the corporate income taxes of Hewitt Associates for the period after May 31, 2002. Income after taxes and minority interest and before owner distributions does not include income taxes on the Company’s remaining operations, as these taxes are the responsibility of Hewitt Holdings’ owners. Prior to May 31, 2002, Hewitt Associates operated as a group of limited liability companies and as such, no income taxes nor owner compensation expense were recorded as owners were compensated through distributions of Hewitt Associates’ earnings and were personally responsible for the income taxes on those earnings.
(2)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and its results are included in the Company’s results from the acquisition date of June 5, 2002.

The accompanying notes are an integral part of these statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Income after taxes and minority interest and before owner distributions	$172,141	$72,664
Adjustments to reconcile income after taxes and minority interest and before owner distributions to net cash provided by operating activities:
Depreciation	53,635	63,216
Amortization	23,851	24,832
Net unrealized loss (gain) on securities	3,653	—
Restricted stock awards (Note 12)	1,105	30,847
Owner compensation charge (Note 3)	17,843	—
Establishment of owner vacation liability (Note 3)	8,300	—
Deferred income taxes	21,711	24,014
Hewitt Associates director stock compensation	—	75
Minority interest	(957)	18,351
Gain on sales of property (Note 8)	—	(27,300)
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	21,179	5,215
Prepaid expenses and other current assets	(1,692)	297
Other assets	(1,068)	(3,916)
Accounts payable	(4,987)	(9,216)
Accrued expenses	7,476	3,832
Advanced billings to clients	7,764	6,702
Due to former owners	(5,927)	—
Employees’ deferred compensation and accrued profit sharing	(17,418)	(19,386)
Other long-term liabilities	5,089	1,576

Net cash provided by operating activities	311,698	191,803

Cash flows from investing activities:
Additions to property and equipment	(57,167)	(27,353)
Cash paid for acquisition, net of cash received	(887)	(63,697)
Proceeds from sale of property	64,278	84,027
Increase in other assets	(14,437)	(27,968)

Net cash provided by (used in) investing activities	(8,213)	(34,991)

Cash flows from financing activities:
Capital distributions, net	(240,525)	(143,748)
Proceeds from the exercise of Hewitt Associates stock options	—	303
Short-term borrowings	56,225	1,016
Refund of tax deposits for owners	—	20,408
Repayments of short-term borrowings	(21,765)	(14,637)
Repayments of long-term debt	(40,637)	(15,304)
Repayments of capital lease obligations	(10,446)	(8,045)
Hewitt Associates purchase of treasury stock	—	(6,153)
Payment of offering costs	(4,791)	(796)

Net cash used in financing activities	(261,939)	(166,956)

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2002	2003
Effect of exchange rate changes on cash and cash equivalents	(1,456)	1,574

Net increase (decrease) in cash and cash equivalents	40,090	(8,570)

Cash and cash equivalents, beginning of period	69,393	173,736

Cash and cash equivalents, end of period	$109,483	$165,166

Supplementary disclosure of cash paid during the period:
Interest paid	$23,909	$27,009
Income taxes paid	$4,266	$33,251

The accompanying notes are an integral part of these statements.

HEWITT HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2003

(Unaudited)

(Amounts in thousands except for share and per share amounts)

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

Hewitt Associates is the principal operating subsidiary of the Company and provides human resources outsourcing and consulting services. During the three and nine months ended June 30, 2002 and 2003, Hewitt Associates represented all of the Company’s total revenues and Hewitt Holdings’ third-party rental income was insignificant.

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

On June 5, 2003, Hewitt Associates acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the Company’s results and the Outsourcing segment’s results from the acquisition date (see Note 6).

On June 15, 2003, the Company acquired the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation. The results of the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in the Company’s results and the Outsourcing and Consulting segment’s results from the acquisition date (see Note 6).

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings.

On August 6, 2003, the owners, the Bacon & Woodrow partners and the key employees of Hewitt Associates and Bacon & Woodrow sold 9,852,865 shares of Hewitt Associates’ Class A common stock in a registered secondary offering. On August 11, 2003, Hewitt Associates’ underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The offering was initiated pursuant to a request under a registration rights agreement which Hewitt Associates and the Company entered into at the time of Hewitt Associates’ initial public offering.

The term “owner” refers to the individuals who are current or retired members of Hewitt Holdings.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of operations and cash flows for the three and nine months then ended, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Form 10 as filed with the Securities and Exchange Commission. Prior period amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany accounts and transactions. Significant eliminating entries include the elimination of intercompany capital leases and the reversal of intercompany rent income and expense and the recognition of depreciation and interest expense related to real estate under operating leases. As such, on a consolidated basis, the Company’s financial statements reflect the Company’s owned real estate assets and related third-party debt and exclude intercompany lease obligations and related activities. Investments in less than 50%- owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% equity interest in Overlook Associates, an Illinois partnership, as Hewitt Holdings does not exercise control over this company. Overlook Associates owns and operates commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois.

Revenue Recognition

Revenues include fees generated from outsourcing contracts and from consulting services provided to the Company’s clients. Revenues from sales of software or other types of revenue were not material. Under the Company’s outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, the Company recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Most indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract.

The Company’s clients typically pay for consulting services either on a time-and-materials or, to a lesser degree, on a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting agreements are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and indirect costs of the project exceed the estimated total revenues that will be generated for the work.

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

Goodwill and Other Intangible Assets

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. The Company evaluates its goodwill and indefinite lived intangibles for impairment whenever indicators of impairment exist with reviews at least annually. The goodwill evaluation is based upon a comparison of the estimated fair value of the line of business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that line of business. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the line of business. The indefinite lived intangible asset impairment evaluation is based upon discounted future cash flow projections.

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

As of June 30, 2003, the Company owns approximately 72% of the outstanding common stock of Hewitt Associates. For financial reporting purposes, all of the assets, liabilities, and earnings of Hewitt Associates and its subsidiaries are consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates are recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions would have been as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Income after taxes and minority interest and before owner distributions:
As reported	$19,085	$28,989	$172,141	$72,664
Pro forma stock option compensation expense, net of tax and minority interest	—	(757)	—	(2,277)

Adjusted income after taxes and minority interest and before owner distributions	$19,085	$28,232	$172,141	$70,387

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s consolidated financial statements.

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

4. Initial Public Offering of Hewitt Associates

On June 27, 2002, Hewitt Associates sold 11,150,000 shares of its Class A common stock at $19.00 per share in its initial public offering. In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of Hewitt Associates’ Class A common stock at $19.00 per share. The net proceeds from the offering were $218,502 after the underwriting discounts and estimated offering expenses.

Of the $218,502 million in net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on Hewitt Associates’ lines of credit. The Company used $8,341 to pay income taxes resulting from its transition to a corporate structure. The balance was used for working capital and general corporate purposes.

In connection with the initial public offering, Hewitt Associates granted to employees restricted stock, restricted stock units and nonqualified stock options on its common stock. (See Note 12, Stock-Based Compensation Plans)

5. Other Comprehensive Income

The following table presents the pre-tax and after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Income after taxes and minority interest and before owner distributions	$19,085	$28,989	$172,141	$72,664
Other comprehensive income (loss):
Foreign currency translation adjustments	13,081	10,855	13,128	12,498

Total comprehensive income	$32,166	$39,844	$185,269	$85,162

6. Acquisitions

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

In the quarter ending September 30, 2003, the Company will begin to amortize the customer relationships intangible asset, by taking a charge for the year then ending. The customer relationships intangible asset totaled £45,200, or $65,874 as of the acquisition date and $74,843 at the current exchange rate at June 30, 2003. The Company will amortize the intangible asset in two classes on a straight-line basis over 15 and 30 years. The allocation between the two classes was based primarily on customer revenue size. The useful life for each class was based primarily on historical customer turnover, the relative difficulty in the ability of customers to switch service providers and the nature and complexity of the customers. The Company estimates that it will record recurring non-cash, pre-tax amortization expense of approximately £408 ($676 at a June 30, 2003 exchange rate) per quarter for the next 15 years and approximately £345 ($572 at a June 30, 2003 exchange rate) per quarter thereafter through the end of the 30 year period.

Assuming the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow occurred on October 1, 2001, pro forma net revenues for the three and nine months ended June 30, 2002 would have been approximately $454,000 and $1,334,000, respectively, and pro forma income before taxes, minority interest and owner distributions would have been approximately $48,000 and $209,000, respectively. These pro forma results, which are unaudited, give effect to Hewitt Associates’ incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated on October 1, 2001, nor are they necessarily indicative of future consolidated operating results.

Cyborg Worldwide, Inc.

On June 5, 2003, Hewitt Associates purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg will operate within the Company’s Outsourcing segment. The purchase price totaled $43,580, and was comprised of $43,000 of cash and $580 of acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. The preliminary allocation of the $43,580 purchase price to acquired net assets resulted in the allocation of $14,565 to goodwill, $30,715 to identifiable intangible assets, which includes $17,806 to customer relationships with an estimated twelve year useful life and $12,209 to capitalized software with an estimated five-year life, $9,138 to identifiable assets, and $10,838 to assumed liabilities.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, Hewitt Associates acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business will operate within the Company’s Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third party contract rights and obligations applicable to the acquired business; computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. As part of the acquisition agreement, Hewitt Associates has agreed with the Northern Trust Corporation to, on a non-exclusive basis, recommend Northern Trust Corporation’s custody, trustee and benefit payment services to Hewitt Associates’ clients and prospective clients and Northern Trust Corporation has agreed to recommend Hewitt Associates’ outsourcing services to their clients and prospective clients.

7. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through September 30, 2002 and June 30, 2003, consisted of the following:

	September 30, 2002	June 30, 2003
Client receivables	$226,642	$233,301
Unbilled work in process	175,058	185,026

	$401,700	$418,327

8. Sale of Property

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in a gain of $39,930. Proceeds from the sale totaled $67,283. One of the Company’s other subsidiaries, Hewitt Associates, leases office space at the property. As a result of Hewitt Associates’ lease for a portion of this property, the Company has accounted for the sale as a sale-leaseback transaction and will defer $22,746 of the gain on the sale and amortize it into income over the life of the Hewitt Associates lease. The remaining $17,184 of the gain was recognized as other income.

On May 7, 2003, the Company sold an office building located in Rowayton, Connecticut to an independent third party resulting in a gain of $10,116. Proceeds from the sale totaled $16,744.

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

Under SFAS No. 142, the Company was required to perform transitional impairment tests for its goodwill and certain intangible assets as of the date of adoption. During the three months ended December 31, 2002 and March 31, 2003, no impairments were recognized as a result of the intangible asset and goodwill transitional impairment testing that was performed.

The following is a summary of income after taxes and minority interest and before owner distributions for the three and nine months ended June 30, 2002, as adjusted to remove the amortization of goodwill:

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Income after taxes and minority interest and before owner distributions:
As reported	$19,805	$172,141
Goodwill amortization, net of tax and minority interest	209	625

Adjusted income after taxes and minority interest and before owner distributions	$20,014	$172,766

The following is a summary of changes in the carrying amount of goodwill by segment for the nine months ended June 30, 2003:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions	28,299	14,288	42,587
Changes in foreign exchange rates	—	12,756	12,756

Balance at June 30, 2003	$28,299	$228,330	$256,629

Goodwill additions during the nine months ended June 30, 2003, resulted from the acquisitions of Cyborg Worldwide, Inc., Northern Trust Corporation’s retirement consulting and administration business, the remaining interest in a joint venture investment in The Netherlands, the controlling interest in a joint venture investment in India and an adjustment to the purchase price allocation related to another acquisition in Switzerland.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. Effective October 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at September 30, 2002 and June 30, 2003:

	September 30, 2002			June 30, 2003
Definite useful lives	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Capitalized software	$183,030	$93,945	$89,085	$212,032	$115,381	$96,651
Trademarks	10,196	680	9,516	11,462	2,351	9,111
Customer relationships	—	—	—	27,106	179	26,927
Deferred loan costs	1,217	250	967	1,217	296	921

Total	$194,443	$94,875	$99,568	$251,817	$118,207	$133,610

Indefinite useful life
Contractual customer relationships			$71,286			$74,843

Total intangible assets			$170,854			$208,453

Amortization expense related to definite lived intangible assets for the three and nine months ended June 30, 2002 and 2003, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Capitalized software	$5,759	$8,091	$18,044	$23,039
Trademarks	—	539	—	1,568
Customer relationships	—	179	—	179
Deferred loan costs	15	15	46	46

Total	$5,774	$8,824	$18,090	$24,832

Estimated amortization expense for intangible assets as of September 30, 2002, and for each of the next five years thereafter is as follows:

Fiscal year ending:	2003	2004	2005	2006	2007	2008 and thereafter	Total
Estimated intangibles amortization expense	$29,707	$26,302	$19,458	$14,437	$8,103	$1,561	$99,568

Please see Note 6 for information on recent acquisitions.

10. Debt

On November 26, 2002, Hewitt Holdings obtained a $55 million line of credit facility. The facility expired on June 30, 2003. Borrowings under the facility accrue interest at adjusted LIBOR plus 175 basis points or the prime rate, at the Company’s option. At June 30, 2003, there was no outstanding balance on this facility.

11. Legal Proceedings

The Company is not a party to any material legal proceedings. Hewitt Associates is occasionally subject to lawsuits and claims arising in the normal conduct of business. The Company does not expect the outcome of these pending claims to have a material adverse affect on the business, financial condition or results of operations of Hewitt Associates or the Company.

12. Stock-Based Compensation Plan

In 2002, Hewitt Associates adopted the Hewitt Associates, Inc. Global Stock and Incentive Compensation Plan (the “Plan”) for employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of Hewitt Associates (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. As of June 30, 2003, only restricted stock and restricted stock units and nonqualified stock options have been granted. A total of 25,000,000 shares of Hewitt Associates’ Class A common stock has been reserved for issuance under the Plan. As of June 30, 2003, there were 15,613,211 shares available for grant under the Plan.

Restricted Stock and Restricted Stock Units

In connection with its initial public offering, Hewitt Associates granted 5,789,908 shares of its Class A restricted stock and restricted stock units at $19.03 per weighted share to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights.

During the three and nine months ended June 30, 2003, $5,649 and $35,193, respectively, of compensation and payroll tax expense was recorded for Hewitt Associates’ initial public offering-related awards. On December 31, 2002, 1,967,843 shares of restricted stock vested and 91,458 of restricted stock units vested and such restricted stock units were converted to Hewitt Associates’ Class A common stock and cash. Additionally, on June 27, 2003, 833,091 shares of restricted stock vested and 48,827 restricted stock units vested and such restricted stock units were converted to Hewitt Associates’ Class A common stock and cash.

Stock Options

The Committee may grant both incentive stock options and nonqualified stock options to purchase shares of Hewitt Associates’ Class A common stock. Subject to the terms and provisions of the Plan, options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to non-employee directors. The option price is determined by the Committee, provided that for options issued to participants in the United States, the option price may not be less than 100% of the fair market value of the shares on the date the option is granted and no option may be exercisable later than the tenth anniversary of its grant. The nonqualified stock options granted in conjunction with Hewitt Associates’ initial public offering vest over a period of four years. As of June 30, 2003, Hewitt Associates has 4,041,393 options outstanding with a weighted average exercise price of $19.45. On July 1, 2003, Hewitt Associates granted nonqualified stock options to acquire 3,767,476 shares of Hewitt Associates’ Class A common stock to its employees.

13. Segment Data

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments are Outsourcing and Consulting.

•	Outsourcing—Hewitt Associates applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing includes the administration of health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). Hewitt Associates’ recent acquisition of Cyborg expands Hewitt Associates’ outsourcing service offering to include payroll administration, allows Hewitt to provide clients with a stand-alone payroll service and, importantly, enables Hewitt Associates to offer a comprehensive range of human resources services. Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management services include workforce administration, compensation, recruiting and staffing, talent management, performance management, and learning and development.

•	Consulting—Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare,

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

The table below presents information about the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Business Segments	2002	2003	2002	2003
Outsourcing
Revenues before reimbursements (net revenues)	$277,124	$304,095	$828,229	$908,187
Segment income (1)	61,382	59,581	201,061	181,628

Consulting (2)
Revenues before reimbursements (net revenues)	$152,959	$190,791	$414,631	$545,075
Segment income (1)	51,921	36,440	134,611	102,618

Total Company
Revenues before reimbursements (net revenues)	$430,083	$494,886	$1,242,860	$1,453,262
Reimbursements	8,508	12,862	21,979	40,395

Total revenues	$438,591	$507,748	$1,264,839	$1,493,657

Segment income (1)	$113,303	$96,021	$335,672	$284,246
Charges not recorded at the Segment level:
One-time charges (3)	26,143	—	26,143	—
Initial public offering restricted stock awards (4)	1,105	5,649	1,105	35,193
Unallocated shared costs (1)	36,413	41,944	96,409	126,833

Operating income – Hewitt Associates (1)	49,642	48,428	212,015	122,220
Other operating income (expenses)
– Hewitt Holdings LLC and Property Entities (5)	(582)	3,044	6,020	7,360

Operating income (1)	$49,060	$51,472	$218,035	$129,580

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation in compensation and related expenses in arriving at segment income.

(2)	On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	In connection with Hewitt Associates’ transition to a corporate structure, Hewitt Associates incurred one-time charges which included an $8,300 non-recurring compensation expense related to the establishment of a vacation liability for its former owners, and a $17,843 non-recurring, non-cash compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share.
(4)	Compensation expense of $1,105 and $5,649 for the three months ended June 30, 2002 and 2003, respectively, and $1,105 and $35,193 for the nine months ended June 30, 2002 and 2003, respectively, related to the amortization of the initial public offering restricted stock awards.
(5)	The Company reviews segment results at the Hewitt Associates operating level. At that level, as well as on a consolidated basis, the majority of the occupancy costs under operating and capital leases are reflected within Hewitt Associates’ operating income. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities are not allocated to the segments. Also, included in other operating income (expense) is the elimination of intercompany rent charges included in the segment results.

14. Subsequent Event

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The shares will continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in, following the distribution. The distribution will reduce Hewitt Holdings’ majority interest in Hewitt Associates to less than 50% so that the Company will no longer consolidate the results of Hewitt Associates, but account for the remaining investment in Hewitt Associates using the equity method of accounting.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Please also refer to our Consolidated Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10 filed with the Securities and Exchange Commission for additional information. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We refer you to the discussion within the “Notes Regarding Forward-Looking Statements.”

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2002”or “fiscal 2002 “means the twelve-month period that ended September 30, 2002. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Prior period amounts have been reclassified to conform with the current year presentation.

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

On June 5, 2003, we acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in our results and the results of the Outsourcing segment from the acquisition date (see Note 6 to the consolidated financial statements).

On June 15, 2003, we acquired the benefits administration and retirement consulting and actuarial businesses of the Northern Trust Corporation. The results of the benefits administration and retirement consulting and actuarial businesses of the Northern Trust Corporation are included in our results and the results of the Outsourcing and Consulting segments from the acquisition date (see Note 6 to the consolidated financial statements.

On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings.

On August 6, 2003, the owners, the Bacon & Woodrow partners and the key employees of Hewitt Associates and Bacon & Woodrow sold 9,852,865 shares of Hewitt Associates’ Class A common stock in a registered secondary offering. On August 11, 2003, Hewitt Associates’ underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The offering was initiated pursuant to a request under a registration rights agreement which Hewitt Associates and the Company entered into at the time of Hewitt Associates’ initial public offering.

Segments

We have two reportable segments:

•	Outsourcing—We apply our human resources expertise and employ our integrated technology systems to administer our clients’ human resources programs: benefits, payroll and workforce management. Our benefit outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension.plans). Our recent acquisition of Cyborg expands our outsourcing service offering to include payroll administration, allows us to provide our clients with a stand-alone payroll service and, importantly, enables us to offer a comprehensive range of human resources outsourcing services. Our payroll services include installed payroll software and fully outsourced processing. Our workforce management services include workforce administration, compensation, recruiting and staffing, talent management, performance management, and learning and development.

•	Consulting—We provide actuarial services and a wide array of other consulting services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, we present our offering to clients as a continuum of human resources services.

Critical Accounting Policies and Estimates

Revenues

Revenues include fees generated from outsourcing contracts and from consulting services provided to our clients. Revenues from sales of software or other types of revenue were not material. Of our $1.7 billion of net revenues for fiscal 2002, 65% was generated in our Outsourcing segment and 35% was generated in our Consulting segment. In the nine months ended June 30, 2003, with the acquisition of the benefits consulting business of Bacon & Woodrow in June 2002, net revenues from the Consulting segment increased such that 62% of net revenues were generated in our Outsourcing segment and 38% in our Consulting segment.

Under our outsourcing contracts, our clients generally agree to pay us an implementation fee and an ongoing service fee. The implementation fee covers only a portion of the costs we incur to transfer the administration of a client’s plan onto our systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring our systems and training our employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel, and the scope of the delivery model.

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, our fee is determinable and collectibility of our fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services. There is often an agreement that the ongoing service fee will be adjusted prospectively if the number of participants changes materially. However, a weakening of general economic conditions or the financial condition of our clients, which could lead to workforce reductions (and potentially participant reductions) or competitive pressure, could have a negative effect on our outsourcing revenues. Services provided outside the scope of our outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

Our outsourcing contracts typically have three- to five-year terms. However, a substantial portion of our outsourcing contracts may be terminated by our clients, generally upon 90 to 180 days notice. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including unreimbursed implementation costs), and for any commitments we have made on behalf of our clients to pay third parties.

Losses on outsourcing contracts are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimates are continuously monitored during the term of the contract and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Our clients pay for our consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. We recognize revenues under time-and-materials based arrangements as services are provided. On fixed-fee engagements, we recognize revenues as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Losses on consulting projects are recognized during the period in which the loss becomes probable and the amount of the loss is reasonably estimable. Losses are determined to be the amount by which the estimated direct and a portion of indirect costs of the project exceed the estimated total revenues that will be generated for the work. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates about overall profitability and stage of project completion which impacts how we recognize revenue. Estimates are continuously monitored during the term of the engagement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Performance-Based Compensation

Our compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and total Company performance. Performance-based compensation is paid once per fiscal year after our annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on our quarterly and year to date results as compared to our internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Company. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

On October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, for acquisitions made prior to July 1, 2001. We evaluate our goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. Our estimate of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of our client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. Factors mitigating this risk include our servicing a diverse client base such that we do not have significant industry concentrations among our clients. Also, for the nine months ended June 30, 2003, no single client accounted for more than 10% of our total revenues.

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

Our estimate of future cash flows will be based on our experience, knowledge, and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Stock-Based Compensation

Our stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and nonqualified stock options as well as other forms of stock-based compensation. For additional information on this plan, we refer you to Note 12 to the consolidated financial statements for the nine months ended June 30, 2003.

We account for our stock-based compensation plans under SFAS No. 123, Accounting for Stock-Based Compensation, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

From Hewitt Associates’ initial public offering on June 27, 2002 through June 30, 2003, Hewitt Associates granted nonqualified stock options to acquire 4,155,690 shares of Hewitt Associates’ Class A common stock to its employees. As of June 30, 2003, options to acquire a total of 4,041,393 shares of Hewitt Associates’ Class A common stock were outstanding and represented approximately 4.1% of its outstanding common stock on that date. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during the three and nine months ended June 30, 2003, we would have recorded approximately $1 million and $2 million, respectively, in additional expense, and reported income after taxes and minority interest and before owner distributions of $28 million and $70 million, respectively. On July 1, 2003, Hewitt Associates granted nonqualified stock options to acquire 3,767,476 shares of Hewitt Associates’ Class A common stock to its employees which represented approximately 3.8% of Hewitt Associates’ outstanding common stock on that date.

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

We record gross revenue for any outside services when we are primarily responsible to the client for the services, we change the delivered product, perform part of the service delivered, have discretion on vendor selection, or bear the credit risk in the arrangement. We record revenue net of related expenses when a third party assumes primary responsibility to the client for the services.

Additionally, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown separately within total revenue in accordance with Emerging Issue Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Similarly, related reimbursable expenses are also shown separately within operating expenses. We refer to revenues before reimbursements as net revenues.

Compensation and Related Expenses

Our largest operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits, payroll taxes, global profit sharing, temporary staffing services, training and recruiting. For all historical periods presented prior to May 31, 2002, compensation and related expenses do not include compensation expense related to our owners since these individuals received distributions of income rather than compensation when we operated as a limited liability company. As a result of Hewitt Associates’ transition to a corporate structure on May 31, 2002, the owners became employees and the Company began to expense their compensation and related expenses.

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

As of June 30, 2003, Hewitt Holdings owned approximately 72% of the outstanding common stock of Hewitt Associates. For financial reporting purposes, all of the assets, liabilities, and earnings of Hewitt Associates and its subsidiaries are consolidated in the Company’s financial statements, and the nonaffiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates are shown as a “Minority Interest” on the consolidated balance sheet and statement of operations.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three and nine month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three and nine months ended June 30, 2002 and 2003, contains all adjustments, consisting only of normal recurring adjustments, except as noted, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended June 30,		Nine months Ended June 30,
	2002	2003	2002	2003
Revenues:
Revenues before reimbursements (net revenues)	100.0%	100.0%	100.0%	100.0%
Reimbursements	2.0	2.6	1.8	2.8

Total revenues	102.0	102.6	101.8	102.8
Operating expenses:
Compensation and related expenses, excluding restricted stock awards (1)	63.5	64.5	57.7	64.8
Restricted stock awards (2)	0.3	1.1	0.1	2.4
Reimbursable expenses	2.0	2.6	1.8	2.8
Other operating expenses	19.8	18.8	20.1	19.0
Selling, general and administrative expenses	5.0	5.2	4.6	4.9

Total operating expenses	90.6	92.2	84.3	93.9
Operating income	11.4	10.4	17.5	8.9
Other expenses, net	(1.5)	0.7	(1.7)	0.5

Income before taxes, minority interest and owner distributions (3)	9.9	11.1	15.8	9.4
Provision for income taxes	5.7	3.7	2.0	3.1

Income after taxes and before minority interest and owner distributions	4.2	7.4	13.8	6.3
Minority interest	(0.2)	1.5	(0.1)	1.3

Income after taxes and minority interest and before owner distributions	4.4%	5.9%	13.9%	5.0%

(1)	Compensation and related expenses did not include compensation related to our owners for 2002 prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002. Additionally, on June 5, 2002, Hewitt Associates’ acquired the benefits consulting business of Bacon & Woodrow and their compensation and related expenses were included in our results from the acquisition date.
(2)	Compensation expense of $1 million and $6 million for the three months ended June 30, 2002 and 2003, respectively, and $1 million and $35 million for the nine months ended June 30, 2002 and 2003, respectively, related to the amortization of restricted stock awards.
(3)	Income before taxes, minority interest and owner distributions is not comparable to net income of a corporation because (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Company incurred no income tax.

Three Months Ended June 30, 2003 and 2002

Net Revenues

Net revenues were $495 million in the three months ended June 30, 2003, compared to $430 million in the comparable prior year period, an increase of 15%. Adjusting for the effects of acquisitions and favorable foreign currency translations, net revenues grew 5%. Outsourcing net revenues increased by 10% to $304 million in the three months ended June 30, 2003, compared to $277 million in the prior year. A portion of this growth was due to the addition of revenues from the June 2003 acquisitions of Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 8% quarter over quarter, primarily from the addition of new clients. Consulting net revenues increased by 25% to $191 million in the three months ended June 30, 2003, compared to $153 million in the prior year, primarily due to the addition of revenues from the actuarial and benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior year quarter and excluding the effects of favorable foreign currency translation and the acquisition of our Dutch affiliate, Consulting net revenues were unchanged between quarters. Increases in retirement plan and health benefit management consulting were offset by decreases in revenue from our more discretionary consulting services resulting from continued soft demand for such services.

Compensation and Related Expenses

Compensation and related expenses were $319 million for the three months ended June 30, 2003, compared to $273 million for the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. Had we incurred estimated owner compensation in the prior year quarter of $27 million and excluded the non-recurring charges, compensation and related expenses would have been $274 million for the three months ended June 30, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues would have been 64% in the current and prior year period. Increases in our Outsourcing personnel to support the development of our new workforce management service offering were offset by our beginning to capitalize approximately $6 million in incremental and direct compensation and related costs associated with implementing new workforce management clients and lower performance-based compensation as a percentage of net revenues resulting from the continued negative effect of the economy on our clients, and, therefore, on our business and performance relative to internal targets. The net increase in overall compensation and related expenses after the inclusion of owner compensation and the exclusion of the non-recurring charges in the prior year period was primarily due to cost of living increases, the inclusion of Bacon & Woodrow’s compensation and related expenses, increases in our Outsourcing personnel to support the development of the workforce management service offering, and the inclusion of the Northern Trust Corporation’s benefit administration business’ and Cyborg’s compensation and related expenses, offset in part by our beginning to capitalize approximately $6 million in incremental and direct compensation and related costs associated with implementing new workforce management clients.

Restricted Stock Awards

In connection with Hewitt Associates’ initial public offering on June 27, 2002, Hewitt Associates’ granted approximately 5.8 million shares of Hewitt Associates’ Class A restricted stock and restricted stock units to its employees. Compensation and related payroll tax expenses of approximately $63 million were recorded as restricted stock award expense from June 27, 2002 through June 30, 2003, of which $6 million was recorded in the quarter ended June 30, 2003, and $1 million was recorded for the quarter ended June 30, 2002. The remaining $50 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $93 million in the three months ended June 30, 2003 compared to $85 million in the comparable prior year period. As a percentage of net revenues, other operating expenses decreased from 20% in the three months ended June 30, 2002 to 19% in the three months ended June 30, 2003. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $8 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, increased occupancy costs, increased computer maintenance expenses and depreciation and amortization expenses on computer equipment and software, partially offset by lower telecommunication costs in our Outsourcing segment over the prior-year period.

Selling, General and Administrative Expenses

SG&A expenses were $26 million in the three months ended June 30, 2003, compared to $22 million in the comparable prior year period. As a percentage of net revenues, SG&A expenses remained flat at 5% in the three months ended June 30, 2003 and 2002. The increase in SG&A expenses of $4 million, primarily reflects the inclusion of Bacon & Woodrow and increased travel and bad debt expense in the current-year quarter. In the prior-year quarter, travel expenses were lower following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net totaled $3 million in income for the three months ended June 30, 2003, compared to a net expense of $6 million in the comparable prior year period. As a percentage of net revenues, other expenses, net was 2% or less in the current year and prior year periods. During the third quarter of 2003, we sold a property located in Norwalk, Connecticut at a $10 million gain which increased other income. Interest expense decreased by approximately $2 million over the prior-year period primarily due to reduced interest expense from the reduction in amounts due former owners, offset by the addition of interest expense from borrowings on our $55 million line of credit facility prior to its expiration and repayments made on June 30, 2003.

Provision for Income Taxes

The provision for income taxes was $18 million for the three months ended June 30, 2003, compared to $25 million in the comparable prior year period. The decrease in the provision for income taxes for the three months ended June 30, 2003, over the income taxes for the comparable period is primarily due to the inclusion of one-time charges in the quarter ending June 30, 2002, resulting from Hewitt Associates’ transition to a corporate structure on May 31, 2002, offset by taxes for only one month in the third quarter of 2002 when Hewitt Associates was taxed as a corporation as compared to earnings being taxed for the full third quarter of fiscal 2003. Approximately $22 million of the $25 million tax expense for the three months ended June 30, 2002, related to tax liabilities arising both from a mandatory change in Hewitt Associates’ tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The non-recurring, non-cash $18 million compensation expense in 2002 resulting from owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into common stock, was not deductible. For the year ending September 30, 2003, Hewitt Associates expects to report pretax income and, as such, has apportioned the estimated annual income tax provision to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income. These estimates reflect the information available at this time and our best judgment, however, actual annual income or taxes may differ.

Nine Months Ended June 30, 2003 and 2002

Revenues

Net revenues were $1,453 million in the nine months ended June 30, 2003, compared to $1,243 million in the comparable prior year period, an increase of 17%. Adjusting for the effects of acquisitions and the favorable effects of foreign currency translation, net revenues grew 6%. Outsourcing net revenues increased by 10% to $908 million in the nine months ended June 30, 2003, compared to $828 million in the prior year period. A portion of this growth was due to the addition of revenues from the newly acquired Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 9% period over period. For the nine months ended June 30, 2003, approximately two-thirds of our Outsourcing net revenue growth was from the addition of new clients and approximately one-third of the growth from expanding services with existing clients. Consulting net revenues increased by 31% to $545 million in the nine months ended June 30, 2003 compared to $415 million in the prior year period. Consulting net revenues increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of our Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter. Including the results of Bacon & Woodrow in the prior year period and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the first nine months of 2003 over the comparable prior year period. This increase was a result of growth in retirement plan and health benefit management consulting offset by a decrease in net revenue from our more discretionary consulting services over the prior year.

Compensation and Related Expenses

Compensation and related expenses were $942 million in the nine months ended June 30, 2003, compared to $717 million in the comparable prior year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as Hewitt Holdings’ owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into common stock, and a non-recurring $8 million compensation expense related to our establishing an owner vacation liability. Had we incurred estimated owner compensation in the prior year of $108 million and excluded the non-recurring charges, compensation and related expenses would have been $799 million for the nine months ended June 30, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of net revenues was 65% in the current year period and would have been 64% in the prior year period. The increase as a percentage of net revenues is primarily due to increases in our Outsourcing personnel to support the development of our new workforce management service offering. These increases were offset in part by lower performance-based compensation as a percentage of net revenues resulting from the continued negative effects of the economy on our clients and therefore, our business and performance relative to targets. The net increase in overall compensation and related expenses after the inclusion of owner compensation and the exclusion of the non-recurring charges in the prior year period was primarily due to cost of living increases, increases from the inclusion of Bacon & Woodrow’s compensation and related expenses and increases in our Outsourcing personnel to support the growth of benefit administration outsourcing and workforce management.

Restricted Stock Awards

Since Hewitt Associates’ initial public offering in June 2002, compensation and related payroll tax expenses of approximately $63 million were recorded as restricted stock award expense through June 30, 2003, of which $35 million was recorded in the nine months ended June 30, 2003, and $1 million was recorded for the nine months ended June 30, 2002. An additional $50 million of estimated unearned compensation will be recognized evenly through June 27, 2006, and adjusted for payroll taxes and forfeitures as they arise.

Other Operating Expenses

Other operating expenses were $276 million in the nine months ended June 30, 2003 compared to $250 million in the comparable prior year period. As a percentage of net revenues, other operating expenses declined to 19% in the nine months ended June 30, 2003, from 20% in the comparable prior year period. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $26 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, increased depreciation and amortization expenses on computer equipment and software and increased computer maintenance expenses, partially offset by lower telecommunication expenses in our Outsourcing segment over the prior year.

Selling, General and Administrative Expenses

SG&A expenses were $71 million in the nine months ended June 30, 2003, compared to $57 million in the comparable prior year period, an increase of 25%. As a percentage of net revenues, SG&A expenses remained flat at 5% in the nine months ended June 30, 2003 and 2002. SG&A expenses increased $14 million period over period which primarily reflects the inclusion of Bacon & Woodrow and increased travel and insurance expense in the current year, partially offset by lower bad debt expense. In the prior year period, travel expenses were lower and bad debt expenses were higher following the events of September 11, 2001.

Other Expenses, Net

Other expenses, net totaled $6 million in income for the nine months ended June 30, 2003, compared to a net expense of $22 million in the comparable prior-year period. As a percentage of net revenues, other expenses, net was 2% or less in the current year and prior year periods. During the second quarter of 2003, we sold a property located in Newport Beach, California at a $40 million gain. Approximately $17 million of the gain was recognized as income in the current period while $23 million of the gain was deferred since we continue to occupy a significant portion of the building. The deferred gain will be recognized as income evenly over the remaining 14 year lease term. During the third quarter of 2003, we sold a property located in Norwalk, Connecticut at a $10 million gain. Interest expense remained flat over the prior-year period primarily due to the addition of interest expense on our $55 million line of credit facility prior to its expiration and repayments made on June 30, 2003, offset by reduced interest expense from the reduction in amounts due former owners.

Provision for Income Taxes

The provision for income taxes was $45 million for the nine months ended June 30, 2003, compared to $25 million in the comparable prior year period. The increase in the provision for income taxes for the nine months ended June 30, 2003, over the income taxes for the comparable period is primarily due to earnings being taxed for the full nine months in fiscal 2003 as compared to earnings being taxed for only one month in the nine months ending June 30, 2002, as a result of the timing of Hewitt Associates’ transition to a corporate structure and the inclusion of one-time charges in the nine months ending June 30, 2002, resulting from Hewitt Associates’ transition to a corporate structure on May 31, 2002. Approximately $22 million of the $25 million tax expense for the nine months ended June 30, 2002, related to tax liabilities arising both from a mandatory change in Hewitt Associates’ tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $3 million represents income tax expense arising from earnings between May 31, 2002, and June 30, 2002, while Hewitt Associates operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into common stock, was not deductible. For the year ending September 30, 2003, Hewitt Associates expects to report pre-tax income and as such, has apportioned the estimated income tax provision for the year to each quarter, based on the ratio of each quarter’s pre-tax income to estimated annual pre-tax income.

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

Reconciliation of Segment Results to Total Company Results

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Business Segments

Outsourcing
Revenues before reimbursements (net revenues)	$277,124	$304,095	$828,229	$908,187
Segment income (1)	61,382	59,581	201,061	181,628

Consulting (2)
Revenues before reimbursements (net revenues)	$152,959	$190,791	$414,631	$545,075
Segment income (1)	51,921	36,440	134,611	102,618

Total Company
Revenues before reimbursements (net revenues)	$430,083	$494,886	$1,242,860	$1,453,262
Reimbursements	8,508	12,862	21,979	40,395

Total revenues	$438,591	$507,748	$1,264,839	$1,493,657

Segment income (1)	$113,303	$96,021	$335,672	$284,246
Charges not recorded at the Segment level:
One-time charges (3)	26,143	—	26,143	—
Restricted stock awards (4)	1,105	5,649	1,105	35,193
Unallocated shared costs (1)	36,413	41,944	96,409	126,833

Operating income – Hewitt Associates (1)	49,642	48,428	212,015	122,220
Other operating income (expenses) – Hewitt Holdings LLC and Property Entities (5)	(582)	3,044	6,020	7,360

Operating income (1)	$49,060	$51,742	$218,035	$129,580

(1)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation in compensation and related expenses in arriving at segment income.
(3)	On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in the Company’s Consulting segment results from the acquisition date of June 5, 2002.
(3)	In connection with Hewitt Associates’ transition to a corporate structure, the Company incurred one-time charges which included an $8 million non-recurring compensation expense related to the establishment of a vacation liability for its former owners, and a $18 million non-recurring, non-cash compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share.
(4)	Compensation expense of $1 million and $6 million for the three months ended June 30, 2002 and 2003, respectively, and $1 million and $35 million for the nine months ended June 30, 2002 and 2003, respectively, related to the amortization of the initial public offering restricted stock awards.
(5)	The Company reviews segment results at the Hewitt Associates operating level. At that level, as well as on a consolidated basis, the majority of the occupancy costs under operating and capital leases are reflected within Hewitt Associates’ operating income. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities are not allocated to the segments. Also, included in other operating income (expense) is the elimination of intercompany rent charges included in the segment results.

Outsourcing

Three Months Ended June 30, 2003 and 2002

Outsourcing net revenues were $304 million in the three months ended June 30, 2003, compared to $277 million in the comparable prior year period, an increase of 10%. A portion of this growth was due to the addition of revenues from the June 2003 acquisitions of Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 8% quarter over quarter, primarily from the addition of new clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 20% in the three months ended June 30, 2003, compared to 22% in the comparable prior-year period. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as our owners were compensated through distributions of income. Had we incurred estimated owner compensation in the prior-year quarter, segment income would have been $56 million for the three months ended June 30, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior-year quarter of $5 million, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 20% in the prior year quarter. During the quarter ended June 30, 2003, the investments in our workforce management business were offset in part by our beginning to capitalize approximately $6 million in incremental and direct costs associated with implementing new workforce management clients.

Nine Months Ended June 30, 2003 and 2002

Outsourcing net revenues were $908 million in the nine months ended June 30, 2003, compared to $828 million in the comparable prior year period, an increase of 10%. A portion of this growth was due to the addition of revenues from the newly acquired Cyborg and benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 9% period over period. For the nine months ended June 30, 2003, approximately two-thirds of our Outsourcing net revenue growth was from the addition of new clients with the remainder of the growth from expanding services with existing clients. Our revenue growth rate also reflects pricing pressure on new client services and renewals as a result of continued softness in the U.S. economy and the competitive environment.

Outsourcing segment income as a percentage of Outsourcing net revenues was 20% in the nine months ended June 30, 2003, compared to 24% in the comparable prior year period. Had we incurred estimated owner compensation of $22 million in the comparable prior year period, segment income would have been $179 million for the nine months ended June 30, 2002. As such, as adjusted, Outsourcing segment income as a percentage of Outsourcing net revenues would have been 22% in the nine months ended June 30, 2002. The decrease in margin in the nine months ended June 30, 2003 primarily relates to our continued investment in the development of our workforce management service offering.

Consulting

Three Months Ended June 30, 2003 and 2002

Consulting net revenues were $191 million in the three months ended June 30, 2003, compared to $153 million in the comparable prior-year period, an increase of 25%. This increase primarily reflects the addition of revenues from the actuarial and benefits consulting business of Bacon & Woodrow since the acquisition date of June 5, 2002. A portion of this growth was also due to favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation of our Dutch affiliate upon purchase of the remaining interest in the first quarter of 2003. Including the results of Bacon & Woodrow in the prior-year quarter, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation in the current-year quarter, Consulting net revenues were unchanged quarter over quarter. Increases in retirement plan and health benefit management consulting were offset by a decrease in revenue from our discretionary consulting services resulting from continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 19% in the three months ended June 30, 2003, compared to 34% for the comparable prior-year period. Had we incurred estimated owner compensation in the prior-year quarter, Consulting segment income would have been $38 million for the three months ended June 30, 2002. As such, as adjusted to reflect estimated owner compensation expense in the prior year period, Consulting segment income as a percentage of Consulting net revenues would have been 25% in the prior-year quarter. The decrease in the operating margin in the three months ended June 30, 2003, stemmed from lower margins on our more discretionary consulting services resulting from continued soft demand for those services, offset by higher margins in our European region as a result of the Bacon & Woodrow business, and in health benefit management and retirement plan consulting. During the quarter, we have taken steps to reduce costs, including headcount reductions, primarily in our more discretionary consulting service areas.

Nine Months Ended June 30, 2003 and 2002

Consulting net revenues were $545 million in the nine months ended June 30, 2003, compared to $415 million in the comparable prior year period, an increase of 31%. This increase primarily reflects the addition of Bacon & Woodrow’s benefits consulting business, favorable foreign currency translation due to the strengthening of European currencies relative to the U.S. dollar and consolidation of our Dutch affiliate since December 2002, upon our purchase of the remaining controlling interest. Including the results of Bacon & Woodrow’s benefits consulting business in the prior year period, and excluding the effects of the acquisition of our Dutch affiliate and favorable foreign currency translation, Consulting net revenues would have increased by approximately 1% in the current year period over the prior year period. The net increase was due to increases in retirement plan and health benefit management consulting offset by a decrease in revenue from our more discretionary consulting services due to continued soft demand for such services.

Consulting segment income as a percentage of Consulting net revenues was 19% in the nine months ended June 30, 2003, compared to 32% for the comparable prior year period. Had we incurred estimated owner compensation of $57 million in the comparable prior year period, segment income would have been $78 million for the nine months ended June 30, 2002. As such, as adjusted, Consulting segment income as a percentage of Consulting net revenues would have been 19% in the prior year period. Higher margins in our European region as a result of the Bacon & Woodrow benefits consulting business and in our retirement plan and health benefit management consulting were offset by lower margins on our more discretionary consulting services due to continued soft demand for those services.

Pro Forma Results of Operations

During fiscal 2002, the Company completed several significant transactions. Hewitt Associates completed its transition to a corporate structure in May 2002, and its initial public offering and the Bacon & Woodrow acquisition in June 2002. The following pro forma results give effect to all three of these transactions as if they occurred as of the beginning of fiscal 2002 on October 1, 2001, excluding any non-recurring adjustments, to allow for comparability. Current year results, as shown in the statement of operations for the three and nine months ended June 30, 2003, include the effects of all three transactions and as such, are not shown on a pro forma basis.

The Bacon & Woodrow historical results in the following pro forma consolidated income statements reflect Bacon & Woodrow’s results prior to the acquisition on June 5, 2002. As such, for the three and nine months ended June 30, 2002, Bacon & Woodrow’s historical results are for the two and eight months prior to the acquisition. The historical results of Hewitt Holdings for fiscal 2002 include Bacon & Woodrow’s results since June 5, 2002.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with Hewitt Associates’ “Pro Forma Results of Operations” and consolidated financial statements and related notes in Hewitt Associates’ Registration Statement (No. 333-105560) on Form S-3 filed with the Securities and Exchange Commission, our consolidated financial statements and related notes included in our Form 10 as filed with the Securities and Exchange Commission, and our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Three Months Ended June 30, 2002
	Hewitt Holdings Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$430	$24	—	—	$454
Reimbursements	9	1	—	—	10

Total revenues	439	25	—	—	464

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	273	13	3	—	289
Restricted stock awards	1	—	—	5	6
Reimbursable expenses	9	1	—	—	10
Other operating expenses	85	2	1	—	88
Selling, general and administrative expenses	22	7	(7)	—	22

Total operating expenses	390	23	(3)	5	415

Operating income	49	2	3	(5)	49

Other expenses, net	(6)	(1)	—	—	(7)

Income before taxes, minority interest and owner distributions	43	$1	3	(5)	42

Provision for income taxes	25		(4)	(2)	19

Income after taxes and before minority interest and owner distributions	18		7	(3)	23

Minority interest	(1)		—	8	7

Income after taxes and minority interest and before owner distributions	$19		$7	$(11)	$16

(1)	Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for vacation liability arising from the Company’s owners becoming employees of the Hewitt Associates; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in Hewitt Associates’ tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $1 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; and a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition. Other adjustments include expenses that the Company would have incurred had Hewitt Associates been a corporation for the entire period presented: $30 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $21 million of additional income tax expense had Hewitt Associates been a taxable entity for the entire period; and $1 million of amortization of intangible assets created as part of the acquisition of Bacon & Woodrow.

(2)	Offering adjustments include compensation expense of $5 million reflecting the amortization of the one-time grant of restricted stock awards and the related income tax benefit of $2 million and $8 million for the minority interest share of Hewitt Associates income.

On a pro forma basis, the Company’s net revenues were $454 million compared to its actual net revenues of $430 million for the three months ended June 30, 2002. The difference in the net revenues is attributable to the inclusion of the Bacon & Woodrow net revenues on a pro forma basis for the full period as compared to no Bacon & Woodrow net revenues in the Company historical results since Bacon & Woodrow was acquired on June 5, 2002, and their results were included in actual results from the acquisition date forward.

On a pro forma basis, the Company’s income after taxes and minority interest and before owner distributions was $16 million compared to its actual income after taxes and minority interest and before owner distributions of $19 million for the three months ended June 30, 2002. The difference is attributable to: (1) the exclusion of non-recurring charges for owner vacation accrual, the disproportionate share compensation charge, and the $22 million non-recurring income tax expense; (2) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (3) the inclusion of an estimated tax expense as if Hewitt Associates had been subject to income tax for the entire period; (4) the inclusion of a charge for the income allocable to the minority interest holders of Hewitt Associates; (5) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (6) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of restricted stock awards to employees and the estimated tax benefit related to these awards; (7) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; and (8) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Nine Months Ended June 30, 2002
	Hewitt Holdings Historical	B&W Historical	Acquisition and Incorporation Adjustments (1)	Adjustments for the Offering (2)	Pro Forma
	(Dollars in millions, except share and per share data)
Revenues:
Revenue before reimbursements (net revenues)	$1,243	$91	—	—	$1,334
Reimbursements	22	$3	—	—	25

Total revenues	1,265	94	—	—	1,359

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	717	50	93	—	860
Restricted stock awards	1.00	—	—	56	57
Reimbursable expenses	22	3	—	—	25
Other operating expenses	250	11	2	—	263
Selling, general and administrative expenses	57	14	(8)	—	63

Total operating expenses	1,047	78	87	56	1,268

Operating income	218	16	(87)	(56)	91

Other expenses, net	(22)	(1)	3	—	(20)

Income before taxes, minority interest and owner distributions	196	$15	(84)	(56)	71

Provision for income taxes	25		31	(22)	34

Income after taxes and before minority interest and owner distributions	171		(115)	(34)	37

Minority interest	(1)		—	11	10

Income after taxes and minority interest and before owner distributions	$172		$(115)	$(45)	$27

(1)	Acquisition and incorporation adjustments include the following one-time items that are excluded for pro forma purposes: an $8 million compensation expense for vacation liability arising from the Company’s owners becoming employees of Hewitt Associates; an $18 million compensation expense resulting from the requirement to recognize the extent to which certain owners’ stock allocation was greater than their proportional share of the capital accounts, without offset for the extent to which certain owners’ stock allocation is less than their proportional share of the capital accounts; a $22 million non-recurring income tax expense resulting from a $5 million tax benefit arising from a mandatory change in Hewitt Associates’ tax accounting method and a $27 million net liability arising from the establishment of deferred tax assets and liabilities; a $6 million expense related to the former Bacon & Woodrow partners’ purchase of indemnity insurance prior to the acquisition; $2 million of acquisition-related professional service expenses incurred by Bacon & Woodrow; $4 million of losses incurred on a foreign currency purchase option related to the acquisition; and a $1 million compensation expense reflecting our assumption of annuity liabilities in connection with the acquisition. Other adjustments include expenses that the Company would have incurred had Hewitt Associates been a corporation for the entire period presented: $120 million of owner compensation expense for both the Company’s owners and Bacon & Woodrow partners; $53 million of additional income tax expense had Hewitt Associates been a taxable entity for the entire period; $2 million of amortization of intangible assets created as part of the acquisition of Bacon & Woodrow; and $1 million of interest expense on borrowings to fund distributions of accumulated earnings to Bacon & Woodrow’s partners.

(2)	Offering adjustments include compensation expense of $56 million reflecting the amortization of the one-time grant of restricted stock awards and the related income tax benefit of $22 million and $11 million for the minority interest share of Hewitt Associates income.

On a pro forma basis, the Company’s net revenues were $1,334 million compared to its actual net revenues of $1,243 million for the nine months ended June 30, 2002. The difference in the net revenues is attributable to the inclusion of the Bacon & Woodrow net revenues on a pro forma basis for the full period as compared to no Bacon & Woodrow net revenues in the Company historical results since Bacon & Woodrow was acquired on June 5, 2002, and their results were included in actual results from the acquisition date forward.

The Company’s income after taxes and minority interest and before owner distributions was $27 million on a pro forma basis compared to its actual income after taxes and minority interest and before owner distributions of $172 million for the nine months ended June 30, 2002. The difference is attributable to: (1) the inclusion of owner salaries, benefits, bonuses, and payroll taxes for all periods; (2) the inclusion of an estimated tax expense as if Hewitt Associates had been subject to income tax for the entire period; (3) the exclusion of non-recurring charges for owner vacation accrual, the disproportionate share compensation charge, and the $22 million non-recurring income tax expense; (4) the inclusion of compensation expense for all periods, reflecting the amortization of the one-time grant of restricted stock awards to employees and the estimated tax benefit related to these awards; (5) the inclusion of a charge for the income allocable to the minority interest holders of Hewitt Associates; (6) the inclusion of the Bacon & Woodrow operations for all periods, adjusted for non-recurring items, on a pro forma basis; (7) the exclusion of losses incurred on a foreign currency purchase option; (8) the inclusion of amortization expense for the amortization of intangible assets acquired as part of the Bacon & Woodrow business in pro forma net income; (9) the inclusion of estimated interest expense for borrowings to fund the payment of distributions to the former partners of Bacon & Woodrow; and (10) the inclusion of estimated compensation expense for the assumption of annuity liabilities in connection with the Bacon & Woodrow acquisition.

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

Summary of Cash Flows	Nine months ended June 30,
(in thousands)	2002	2003
	(unaudited)
Cash provided by:
Operating activities	$311,698	$191,803
Cash used in:
Investing activities	(8,213)	(34,991)
Financing activities	(261,939)	(166,956)
Effect of exchange rates on cash	(1,456)	1,574

Net increase (decrease) in cash and cash equivalents	40,090	(8,570)
Cash and cash equivalents at beginning of period	69,393	173,736

Cash and cash equivalents at end of period	$109,483	$165,166

For the nine months ended June 30, 2003 and 2002, cash provided by operating activities was $192 million and $312 million, respectively. The decrease in cash flows provided by operating activities between the nine months ended June 30, 2003 and 2002, is primarily due to the inclusion of compensation expenses related to owners that are employed by Hewitt Associates and a provision for corporate income taxes, stemming from Hewitt Associates’ transition to a corporate structure on May 31, 2002. Prior to May 31, 2002, owners that worked in the business were compensated through distributions that were paid out of cash flows from financing activities as capital distributions and Hewitt Associates did not pay corporate income taxes when it operated as a limited liability company. Additionally, cash from operating activities decreased in the nine months ended June 30, 2003 due to increases in client receivables and unbilled work in process balances over the prior year period.

For the nine months ended June 30, 2003 and 2002, cash used in investing activities was $35 million and $8 million, respectively. The increase in cash used investing activities was primarily due to cash paid for acquisitions (see Note 6 to the consolidated financial statements) and increased spending on software development, offset by the receipt of $84 million of proceeds from our sales of our office properties in Newport Beach, California, and Norwalk, Connecticut.

Cash used in financing activities was $167 million and $262 million, respectively, for the nine months ended June 30, 2003 and 2002. The decrease in cash used in financing activities was primarily due to a decrease in the amount of capital distributions for the nine months ended June 30, 2003 as well as the refund of tax deposits made on behalf of our owners as a result of our transition to a calendar year for tax purposes. For the nine months ended June 30, 2002, capital distributions had been a function of the timing of discretionary withdrawals by our owners and the needs of the Company for the construction of facilities for use by Hewitt Associates. In future periods, distributions to owners was replaced by compensation and related expenses, which affected the net cash provided by operating activities.

At June 30, 2003, our cash and cash equivalents were $165 million, as compared to $109 million at June 30, 2002, an increase of $56 million or 51%. Cash and cash equivalents at June 30, 2003, increased over the prior year primarily due to the receipt of proceeds in July 2002 from Hewitt Associates’ initial public offering in June 2002, and higher earnings and related cash flows from operating activities in the year since June 30, 2002, offset by repayments of short-term borrowings.

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

In April 2002, Hewitt Properties VII LLC sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space. Payments are made in monthly installments at 7.33% interest. The debt remaining at June 30, 2003 is $62 million.

Our computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment. The amounts due are payable over three- to five-year terms and are payable in monthly or quarterly installments at various interest rates ranging from 5.8% to 8.0%. At June 30, 2003, the outstanding balance on the equipment financing agreements was $6 million.

In March 2003, The Bayview Trust, a subsidiary, sold a building in Newport Beach, California in which Hewitt Associates leased office space. In June of 2002, Hewitt Associates had entered into a 15 year capital lease with The Bayview Trust. This lease was assigned to the third-party purchaser of the building. Payments are made in monthly installments at 7.33% interest. The debt remaining at June 30, 2003, is $24 million.

Our debt consists primarily of secured credit tenant notes related to the properties, unsecured term notes and our lines of credit.

In connection with our financing some of the property purchases, we issued secured credit tenant notes to various noteholders consisting primarily of insurance companies on several dates between October 1997 and May 1999. The notes bear interest at rates ranging from 5.58% to 7.13% and are repayable in monthly installments over a period ranging from 15 to 20 years. As of June 30, 2003, the outstanding balance on the notes was $216 million.

We have unsecured senior term notes with various note holders also consisting primarily of insurance companies totaling $147 million as of June 30, 2003. Of this amount, $10 million bears interest at 7.65% and is repayable in October 2005; $15 million bears interest at 7.90% and is repayable in October 2010; $15 million bears interest at 7.93% and is repayable in June 2007; $10 million bears interest at 8.11% and is repayable in June 2010; $12 million bears interest at 7.94% and is repayable in four annual installments from March 2004 through March 2007; $35 million bears interest at 8.08% and is repayable in annual installments beginning in March 2008 through March 2012; and $50 million bears interest at 7.45% and is repayable in annual installments beginning in May 2004 through May 2008.

Hewitt Associates has two unsecured line of credit facilities. The 364-day facility expires on September 26, 2003, and provides for borrowings up to $70 million. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50 million. Borrowings under either facility accrue interest at adjusted LIBOR plus 52.5 to 72.5 basis points or the prime rate, at our option and are repayable upon demand or at expiration of the facility. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under both facilities. If the aggregate utilization under both facilities exceeds 50% of the aggregate commitment, an additional utilization fee, based on the aggregate utilization, is assessed at a rate of 0.125% per annum. At June 30, 2003, there was no outstanding balance on either facility.

Hewitt Associates had an unsecured multi-currency line of credit permitting borrowings of up to $10 million through February 28, 2003, at an interbank multi-currency interest rate plus 75 basis points. All outstanding balances on the unsecured multicurrency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., our U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004 at a current rate of 4.78%. As of June 30, 2003, the outstanding balance was £14 million, equivalent to approximately $24 million and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at June 30, 2003 totaling approximately $9 million pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the multi-currency or other foreign debt totaled $33 million as of June 30, 2003.

On March 7, 2003, Hewitt Associates entered into a contract with a lender to guarantee borrowings of its subsidiaries up to $13 million in multiple currency loans and letters of credit to replace the unsecured multi-currency line of credit, which was repaid in February 2003. There is no fixed termination date on this contract. This contract allows Hewitt Associates’ subsidiaries to secure financing at rates based on Hewitt Associates’ creditworthiness, however, the terms and conditions of the financing with the lender have not been finalized. On March 17, 2003, Hewitt Associates’ subsidiary, the Lincolnshire Insurance Company, obtained a $6 million letter of credit under this contract. There were no borrowings under the contract or draws against the letter of credit as of June 30, 2003.

On November 26, 2002, Hewitt Holdings obtained a $55 million line of credit facility to fund capital distributions to owners through June 30, 2003, when the facility was to expire. Borrowings under the facility accrued interest at adjusted LIBOR plus 175 basis points or the prime rate, at our option. We repaid the amounts owed on the $55 million facility in June 2003 from cash generated from the sale of property in Newport Beach, California and Rowayton, Connecticut and this facility was retired

A number of our debt agreements call for the maintenance of specified financial and other covenants including, among others, covenants restricting the Company’s ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to owners which would result in a default. Our debt agreements also contain covenants requiring Hewitt Associates LLC and its affiliates to maintain a minimum level of tangible net worth ($144 million as of June 30, 2003) and net worth ($216 million as of September 30, 2002), to maintain interest rate coverage of at least 2.00 to 1.00 and to maintain a leverage ratio not to exceed 2.25 to 1.00. At June 30, 2003, we were in compliance with the terms of our debt agreements.

In connection with the initial public offering of Hewitt Associates, we raised approximately $219 million in net proceeds after offering expenses. Of the $219 million in total net proceeds received, $52 million was used to repay the outstanding balance under our line of credit, $8.3 million was used to pay income taxes resulting from our transition to a corporate structure, and the balance was used for general corporate purposes and working capital.

On August 6, 2003, the owners, the Bacon & Woodrow partners and the key employees of Hewitt Associates and Bacon & Woodrow sold 9,852,865 shares of Hewitt Associates’ Class A common stock in a registered secondary offering. On August 11, 2003, Hewitt Associates’ underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The offering was initiated pursuant to a request under a registration rights agreement which Hewitt Associates and the Company entered into at the time of Hewitt Associates’ initial public offering. Neither Hewitt Associates nor the Company received any proceeds from this offering and pursuant to the registration rights agreement, Hewitt Associates will pay all offering expenses other than underwriting discounts and commissions.

We believe funds from operations, current assets and existing credit facilities, as well as funds from Hewitt Associates’ initial public offering, will satisfy expected working capital, contractual obligations, capital expenditures and investment requirements at Hewitt Associates for at least the next 12 months. We believe Hewitt Associates’ change to a corporate structure will provide financing flexibility to meet ongoing and future capital resource needs and access to equity for additional investments and acquisitions. We also believe that the existing funds and access to financing which is secured by real property or other assets will satisfy our expected cash distributions to owners and other requirements of Hewitt Holdings for at least the next 12 months.

Self-Insurance

Hewitt Associates has established a captive insurance subsidiary as a cost-effective way to self-insure against certain business risks and losses. To date, the captive has not issued any policies to cover any of Hewitt Associates’ insurance exposures, however, Hewitt Associates has contributed $5 million in cash and secured $6 million of additional regulatory capital in the form of a letter of credit. Hewitt Associates may, from time to time, choose to self-insure a portion of its professional liability exposure through use of this captive subsidiary.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated financial statements.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “intends,” “may,” “opportunity,” “plans,” “potential,” “projects,” “forecasts,” “should,” “will”, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	The actions of our competitors could adversely impact our results.

•	A prolonged economic downturn could have a material adverse effect on our results.

•	If we are not able to anticipate and keep pace with rapid changes in government regulations or if government regulations decrease the need for our services, our business may be negatively affected.

•	Our ability to successfully manage and integrate acquired companies.

•	If we fail to establish and maintain alliances for developing, marketing, and delivering our services, our ability to increase our revenues and profitability may suffer.

•	Our ability to recruit, retain and motivate employees and to compete effectively.

•	If we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past, our business may be negatively affected.

•	If our clients are not satisfied with our services, we may face damage to our professional reputation or legal liability.

•	Tightening insurance markets may reduce available coverage and result in increased premium costs and/ or higher self retention of risks.

•	The loss of key employees may damage or result in the loss of client relationships.

•	Our global operations and expansion strategy entail complex management, foreign currency, legal, tax and economic risks.

•	The profitability of our engagements with clients may not meet our expectations.

For a more detailed discussion of our risk factors, see the information under the heading “Risk Factors” in Hewitt Associates’ Registration Statements on Form S-3 (File No. 333-105560) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2003, 100% of our long-term debt was at a fixed rate. Our short-term debt with a variable rate consisted of our unsecured line of credit, which has an interest rate of LIBOR plus 52.5-to-72.5 basis points or the prime rate, at our option. As of June 30, 2003, there was no outstanding balance on our unsecured line of credit. In addition, Hewitt Bacon & Woodrow Ltd., the Company’s U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003 and £17 million thereafter until expiration of the facility on January 31, 2004, at a current rate of 4.78%. As of June 30, 2003, the outstanding balance was £14 million, equivalent to approximately $24 million, and is repayable upon demand or at expiration of the facility. There is other foreign debt outstanding at June 30, 2003, totaling approximately $9 million, pursuant to local banking relationships in over a half-dozen countries. In total, the outstanding balance on the line of credit and other foreign debt was $33 million as of June 30, 2003.

During the nine months ended June 30, 2003, our variable rate debt consisted of our British Pound Sterling line of credit, our debt maintained at our foreign subsidiaries and our newly acquired $55 million line of credit and had an effective interest rate of 4.23%. A one percentage point increase would have increased our interest expense by $0.3 million for the nine months ended June 30, 2003. We also maintain an invested cash portfolio, which earned interest at an effective rate of 1.75% during the nine months ended June 30, 2003. A one percentage point increase would have increased our interest income by $1.1 million for the nine months ended June 30, 2003. The net effect of a one percentage point change would have been $0.9 million in additional income from an increase in the rate (additional expense from a decrease in the rate) for the nine months ended June 30, 2003.

Our fixed rate debt consists of our secured credit tenant notes and our unsecured credit notes. At June 30, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $10 million.

At June 30, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $10 million.

Foreign exchange risk

For the nine month period ended June 30, 2003, revenues from U.S. operations as a percent of total revenues were 83%. Operating in international markets means that we are exposed to movements in these foreign exchange rates, primarily the British pound sterling and the Euro. Approximately 10% of our net revenues for the nine months ended June 30, 2003, respectively, were from the United Kingdom. Approximately 3% of our net revenues for the nine months ended June 30, 2003, were from countries whose currency is the Euro. Changes in these foreign exchange rates would have the largest impact on translating our international operations results into U.S. dollars. A 10% change in the average exchange rate for the British pound sterling for the nine months ended June 30, 2003, would have impacted our pre-tax net operating income by approximately $0.3 million. A 10% change in the average exchange rate for the Euro for the nine months ended June 30, 2003, would have impacted our pre-tax net operating income by less than $0.1 million.

Foreign currency net translation income was $12 million for the nine month period ended June 30, 2003.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

b.	Reports on Form 8-K filed during the quarter. None.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT ASSOCIATES, INC. (Registrant)

Date: August 13, 2003	By: /s/ David L. Hunt
David L. Hunt Chairman