Form 10-K
period 2003-09-30
HEWITT HOLDINGS LLC
filed 2003-12-18
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50161

HEWITT HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Illinois	36-3974824
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 Half Day Road; Lincolnshire, IL 60069; 847-295-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: N/A

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

HEWITT HOLDINGS LLC

FORM 10-K

For The Fiscal Year Ended

September 30, 2003

PART I

Item 1.	Business

Overview

Hewitt Holdings LLC is an Illinois limited liability company. We use the terms “Hewitt Holdings” and “the Company” to refer to Hewitt Holdings LLC and its subsidiaries. We use the term “Hewitt Associates” to refer to Hewitt Associates, Inc. and its subsidiaries and, with respect to the period prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002, the businesses of Hewitt Associates LLC and its subsidiaries and its then affiliated companies, Hewitt Financial Services LLC and Sageo LLC (“Hewitt Associates LLC and Affiliates”).

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings. These individuals (with the exception of our retired owners) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

The Company was founded in 1940 and operated as a general partnership until 1994 when it converted to a limited liability company structure. On October 1, 1994, the Company’s name was changed to Hewitt Holdings LLC, Hewitt Associates LLC was formed as a wholly-owned subsidiary, and the operating business was assigned to Hewitt Associates LLC. Substantially all of the real estate assets and related mortgage debt were retained at Hewitt Holdings.

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure. Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and on May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc. in exchange for 70,819,520 shares of Class B common stock of Hewitt Associates, Inc. Each owner retained an interest in Hewitt Holdings following the transition and, through Hewitt Holdings, had an indirect interest in the shares of Class B common stock of Hewitt Associates, Inc. held by Hewitt Holdings. On June 27, 2002, Hewitt Associates, Inc. completed an initial public offering of shares of its Class A common stock. The shares of Class B common stock held by Hewitt Holdings approximated 72% of the outstanding common stock of Hewitt Associates, Inc. on that date.

On July 1, 2003, Hewitt Holdings distributed its shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings (the “Distribution”). The distributed shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when held by Hewitt Holdings. The Distribution reduced Hewitt Holdings’ interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting.

Hewitt Holdings is a holding company whose only business since the Distribution is to own, finance, lease and sell real estate assets which are primarily used by Hewitt Associates in operating its business. The subsidiaries of Hewitt Holdings are the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. Hewitt Holdings owns real estate assets through the Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates. The investments in these properties were funded through capital contributions of Hewitt Holdings’ owners and third-party debt (see Item 2, Properties, for additional information).

During the fiscal years ended September 30, 2003, 2002, and 2001, Hewitt Associates’ revenues represented the majority of Hewitt Holdings’ total revenues. For additional information on Hewitt Associates, Inc., see below. We also refer you to Hewitt Associates, Inc.’s Fiscal Year 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2003.

Hewitt Associates, Inc.

Hewitt Associates, Inc. is a leading global provider of human resources outsourcing and consulting services. Prior to the Distribution, Hewitt Holdings consolidated the results of Hewitt Associates in its financial statements. As a result, the Company’s statements of operations and of cash flows for 2003 include the results of Hewitt Associates for the first nine months of fiscal 2003. For the remaining three months, the Company’s proportionate ownership and share of Hewitt Associates earnings have been reflected in the statements of operations and cash flows. As of September 30, 2003, the Company owned approximately 2% of Hewitt Associates, Inc.

On June 5, 2003, Hewitt Associates acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. On June 15, 2003, Hewitt Associates acquired Northern Trust Retirement Consulting (“NTRC”), the benefits administration and retirement consulting and actuarial businesses of the Northern Trust Corporation.

Business Segments

Hewitt Associates’ two principal business segments are outsourcing and consulting:

•	Outsourcing—Hewitt Associates’ applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resources programs: benefits, payroll and workforce management. Hewitt Associates’ benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). The recent acquisition of Cyborg expands Hewitt Associates’ outsourcing service offering to include payroll administration, allows it to provide its clients with a stand-alone payroll service and, importantly, enables it to offer a comprehensive range of human resources outsourcing services. Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

Of Hewitt Associates’ $1.5 billion of net revenues for the first nine months of 2003, 62% were generated in its outsourcing business and 38% were generated in its consulting business. Hewitt Associates’ outsourcing business is comprised of three core benefits administration services, its new payroll administration service and the workforce management solution. Hewitt Associates’ consulting business is comprised of three core service areas, including health management, retirement and financial management, and talent and organization consulting. For more information on Hewitt Associates’ outsourcing and consulting businesses, please see our consolidated financial statements and Segment Results included elsewhere in this Annual Report on Form 10-K.

Subsequent to the Distribution, Hewitt Holdings has one business segment consisting of its real estate operations.

Outsourcing

Today, the most significant part of Hewitt Associates’ Outsourcing segment consists of benefits outsourcing services, which includes three principal categories of employee benefit programs:

•	Health and Welfare;

•	Defined Contribution; and

•	Defined Benefit.

Building on Hewitt Associates’ experience in benefits outsourcing, Hewitt Associates has extended its benefits outsourcing approach and developed a solution for workforce management. Hewitt Associates’ recent acquisition of Cyborg also expands its service offering to include payroll administration on a stand-alone basis and enables it to provide its clients with a comprehensive range of workforce management solutions.

Outsourcing represented 62% of our HR services revenues in fiscal 2003. Hewitt Associates delivers outsourcing services primarily to organizations with more than 10,000 employees which have complex human resources and benefit programs. Hewitt Associates’ outsourcing clients typically sign three- to five-year contracts and most of its clients have renewed their contracts upon expiration of the initial term.

Through an integrated suite of technologies that span infrastructure, data-warehousing, human resources applications, security, service centers, portals and content management, Hewitt Associates provides automated solutions to its clients’ human resources and benefits-related processes that is flexible enough to adapt to a broad range of program complexity and to accommodate the needs of clients ranging in size from less than 1,000 to well over 500,000 employees. Hewitt Associates’ outsourcing services are designed to help clients eliminate inefficiencies in human resources and benefits delivery to employees, continue to meet business objectives in a changing environment and meet compliance obligations of their human resources and benefits programs. Hewitt Associates relieves human resources managers of the resource-intensive day-to-day processes required in the administration of human resources and benefits programs, including recordkeeping, data management, systems integration, and transaction and decision support. Hewitt Associates follows a comprehensive process to develop an understanding of its clients’ needs, learn their systems and culture and jointly define their objectives. Hewitt Associates’ comprehensive approach provides a secure solution to manage employee data, record and manage transactions directed by employees, managers, and human resources professionals and administer human resources, benefits, and payroll processes. In addition, Hewitt Associates transmits and transfers data between its clients and both their employees and outside parties (such as health plans, trustees and investment managers). Hewitt Associates also provides employers with web-based tools that enable them to report on and analyze the effectiveness and the return on investment in their benefits, compensation, and human resources programs and facilitate project management with us.

Hewitt Associates’ outsourcing services enable clients to satisfy their employees’ and managers’ needs for information, decision-making tools and support, and ability to take action related to benefits, payroll, and human resources.

Health and Welfare. Hewitt Associates’ health and welfare outsourcing services are a natural extension of its health management consulting capabilities. Administering health and welfare benefit programs is an important and complex task for employers who must manage both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Every year, each company has a period of time (typically three to four weeks) during which employees are required to make decisions regarding their health and welfare options and enroll in programs for the following year. Each employer must communicate its benefit offerings by providing employees with information explaining the available options and answering employees’ questions regarding the various alternatives. Once employees have submitted their choices, the employer must then accurately communicate these choices to provider organizations. For companies managing benefits administration internally, staffing a human resources department with adequate support to effectively and efficiently handle this annual surge of activity is extremely challenging. Furthermore, ongoing health and welfare administration requires managing payroll deduction and status data that determine each participant’s health plan eligibility and transmitting eligibility data to health plans and providers.

Hewitt Associates’ technology-based delivery model offers employers a cost-effective and efficient solution to their health and welfare benefits administration needs. Hewitt Associates is able to manage the annual enrollment process in a seamless manner for the employer and has the ability to clearly communicate to employees their available choices. Hewitt Associates also is able to deliver significant value to its clients outside of the annual enrollment process and in the context of ongoing benefits administration. For example, Hewitt Associates Connections™, Hewitt Associates’ automated data management and premium payment process, connects it with more than 250 insurance companies and other health plan providers in the United States, Canada and Puerto Rico, facilitating data transfer, resolving quality issues, validating participant eligibility and paying premiums in order to eliminate overpayment to health plans. Additionally, Hewitt Associates offers automatic payment of employees’ portion of program costs, providing significant efficiencies to the employer and helping to ensure that contributions to health plans for inactive employees and retirees are appropriately credited. Further, Hewitt Associates documents and reports issues and statistics to assist plan sponsors in driving better plan performance.

Hewitt Associates’ services are available to employees 24 hours a day, seven days a week. Your Benefits Resources™ enables employees to enroll in and manage their health and welfare benefits via the Internet. In addition to using Your Benefits Resources™ to obtain information about the various options available and model their health and welfare benefit costs under various assumptions, employees can also use Hewitt Associates’ automated voice response system or call centers. Additionally, ProviderDirect, another web-based service, allows employees to identify in-network medical providers by criteria such as specialty, location and gender. Hewitt Associates’ Participant Advocacy service provides assistance directly to employees regarding the resolution of health plan eligibility, access and claim issues.

Based on its knowledge of the marketplace and the number of employees to whom Hewitt Associates provides services, Hewitt Associates believes it is the largest provider of outsourced health and welfare administrative services. Hewitt Associates believes its experience and expertise in managing complex health and welfare plan administration issues will be a significant factor in the continued growth of this business, especially as plan sponsors continue to focus on managing the cost of multi-option health and welfare programs.

Defined Contribution. Most companies outsource the administration of their defined contribution plans. Defined contribution administration requires management of significant volumes of participant, payroll and investment fund data and transactions, and daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers, as well as daily posting of investment results to employees’ individual defined contribution accounts.

Unlike many of its competitors who provide defined contribution outsourcing services as a means to accumulate plan assets in their proprietary investment funds, Hewitt Associates does not manage investments. As a result, Hewitt Associates is able to maintain an objective, independent position regarding its clients’ choices of funds to include in their plans. Hewitt Associates’ focus is on providing reliable, high quality and comprehensive services to both the plan sponsor and to the employee.

Through its Total Benefit Administration™ system, Hewitt Associates maintains and manages defined contribution data for clients, while accommodating clients’ choices of trustees and investment funds. This allows clients to provide defined contribution programs that their employees value, transfer the administrative burden for these programs and control costs. In addition, Hewitt Associates works with researchers at leading academic institutions to analyze the considerable amounts of data it accumulates to identify trends in participant investment behavior. This additional intelligence allows Hewitt Associates to help its outsourcing clients refine their strategy for meeting employees’ investment needs.

Hewitt Associates provides web-based access 24 hours a day, seven days a week through its Your Benefits Resources™ site for employees to make various elections and changes to their defined contribution accounts. Employees can also use Hewitt Associates’ automated voice response system or call centers to ask questions and make various elections and changes. This is appealing to employees who increasingly desire the ability to actively manage their investments. Through integrated Your Benefits Resources™ capabilities, Hewitt Associates also provides employees with access to investment advice from third party vendors and self-directed brokerage account options through its subsidiary, Hewitt Financial Services, and its alliance with Harrisdirect, a leading provider of on-line brokerage services.

According to a survey conducted by Plan Sponsor magazine, Hewitt Associates is the third largest provider of outsourced defined contribution administration services based on number of employees. Based on its knowledge of the marketplace and number of employees to whom it provide services, Hewitt Associates believes it is the largest provider of outsourced defined contribution administration services that is not also an asset manager. While the domestic market for defined contribution outsourcing is relatively well-developed, Hewitt Associates believes the international markets offer it opportunities for expansion as employers in many countries outside the United States are beginning to adopt defined contribution plans. Hewitt Associates believes its global reach and its strategy to increase its international presence will provide an opportunity to grow this service offering. Hewitt Associates believes industry consolidation will provide other opportunities for expansion in this area. For example, in 2002, Hewitt Associates partnered with National City Corporation to provide 401(k) administration services, including recordkeeping and customer service, to National City Corporation clients.

Defined Benefit. Most mid-sized and large employers continue to sponsor defined benefit (pension) plans. Pension plans are subject to numerous laws and regulations and the administration of them has historically been extremely complex and paper-intensive, resulting in challenges for employers. Because inaccurate or improper plan administration can have significant adverse consequences, many employers seek third-party providers to administer their plans.

Hewitt Associates’ defined benefit outsourcing services were a natural extension of the retirement and financial management consulting services that it has provided since its inception. Through its Total Benefit Administration™ system, Hewitt Associates has re-engineered, streamlined and shortened the traditional processing of an employee’s retirement. Hewitt Associates’ approach relies on a high degree of automation for both calculations and execution of transactions for each participant. Total Benefit Administration™ includes a database that captures all historical data for current and past employees, enabling employers to accurately apply plan provisions to appropriate participant populations, and often times, for multiple plans. Additionally, for employers who are implementing plan changes, Total Benefit Administration™ offers an Internet channel that provides employers with decision-making support.

Through Your Benefits Resources™, Hewitt Associates provides employees convenient and easy-to-use web based tools to model their benefits based on various retirement dates, information regarding their retirement options, and the ability to initiate and process their retirement on-line. Employees can also use Hewitt Associates’ automated voice response system to model their benefits. Through its call centers, Hewitt Associates provides access to pension counselors who are knowledgeable about employees’ pension programs and options and who can explain the often complex process of how their pension plans work.

Based on its knowledge of the marketplace and the number of employees to whom it provides services, Hewitt Associates believes it is the largest provider of outsourced defined benefit administration services. Further, Hewitt Associates believes that only a small percentage of organizations have outsourced their defined benefit administration to date. Hewitt Associates believes there are growth opportunities for it as it continues to leverage its technology, expertise and experience to bring defined benefit outsourcing services to companies which have not yet outsourced their defined benefit plans.

Workforce Management. Hewitt Associates has built on its experience in outsourcing and consulting to provide a workforce management solution. This service enables its clients to outsource a wide range of human resources administrative functions, including workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management. Through its workforce management solution, Hewitt Associates enables companies to streamline their human resources administration and processes in order to enhance effectiveness and reduce costs, and to employ web-based technologies to automate processes and transactions. By outsourcing their human resources functions to Hewitt Associates, companies are able to receive improved services and tools for employees, managers and the human resources function without having to continually invest capital and resources to keep pace with rapidly developing human resources technologies and processes. This service is provided through a combination of its own capabilities and alliances with other specialized providers.

In fiscal year 2002, Hewitt Associates completed initial implementation work for its first workforce management client, the U.S. operations of Sony Electronics, and successfully launched operations on October 1, 2002. Hewitt Associates now has four workforce management clients. For its second workforce management client, a large pharmacy benefits management company, health and welfare outsourcing services started in November 2002 and defined benefit and workforce management services started in April 2003. Implementation work is also underway for Hewitt Associates’ third and fourth workforce management clients. The third client is a healthcare organization and

Hewitt Associates commenced workforce management services in early fiscal 2004. The fourth client is a global financial services organization and Hewitt Associates expects that workforce management services will commence on a global basis in the second half of fiscal 2004. During 2003, Hewitt Associates also expanded services for its first client. Hewitt Associates’ new workforce management offering is an important element of its outsourcing growth strategy.

Payroll. Hewitt Associates’ acquisition of Cyborg gives it the capability to provide payroll services both through licensing and installing software and through a fully outsourced payroll services model. Hewitt Associates believes that the demand for payroll services among large companies is significant and growing, and it expects to provide value to clients by applying the same human resources experience, continuous systems enhancement and process improvement to payroll that it has to its other outsourcing services.

Through its payroll business, Hewitt Associates now provides installed human resources management system and payroll software as well as outsourced payroll processing. The range of payroll processing services Hewitt Associates offers includes: payroll processing, time and attendance management, tax and other regulatory compliance assistance, and year-end tax and other payroll reporting. Hewitt Associates expects to build on its experience in human resources outsourcing to extend the core Cyborg system to offer a fully outsourced payroll model.

As a natural extension of the workforce management outsourcing work it does for Sony, Hewitt Associates will also begin providing outsourced payroll services to Sony in January 2004.

Consulting

Consulting represented 38% of our HR services revenues in fiscal 2003. Hewitt Associates offers consulting services to a diverse range of clients. In today’s increasingly service and knowledge-based economy, companies regard the effective management of human capital as critical to the success of their business. Companies recognize that in order to attract, motivate and retain talented employees, they must provide benefits, compensation and other human resources programs that employees view as valuable as well as the tools to enable employees to make choices and conduct related transactions.

To meet this need, Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes. In addition, Hewitt Associates uses the information and data it collects and analyzes through its outsourcing services to develop consulting approaches that are effective and provide value to its clients.

Hewitt Associates’ consulting services consist of three principal categories:

•	Health Management;

•	Retirement and Financial Management; and

•	Talent and Organization Consulting.

Health Management. Increasing health care costs present a challenge for many companies at a time when employees expect broader and more cost-effective health care choices and general economic conditions place demands on employers to reduce spending. Hewitt Associates believes it has an opportunity to help employers control these escalating costs and take advantage of the transformation of health and welfare benefits from a managed care to a consumer-driven system in which employees are provided with cost and quality information tools to more effectively manage their use of the health care system. Hewitt Associates’ health management consultants help clients design comprehensive health and welfare strategies, from the initial philosophical approach to specific benefit plan content that supports its clients’ human resources strategies. Hewitt Associates assists its clients in the selection of health plans that balance cost and value and improve employee satisfaction. Hewitt Associates also helps clients determine which funding approaches (i.e., insured, self-insured, or risk adjusted insured) and employee contribution strategies will best meet their objectives.

Hewitt Associates helps clients achieve these goals through its proprietary technology applications and tools that it has developed, including:

•	The Hewitt Health Value Financial Index. A tool for comparing all employer’s health care benefits and costs against a database of approximately 14 million participants;

•	The Hewitt Health Value Performance Index. Detailed quality, financial and administrative performance data on over 1,800 health plans across the United States;

•	The Hewitt Health Resources eRFP. Hewitt Associates believes this is the highest volume Internet purchasing site in the group health insurance industry, supporting over 5,000 HMO negotiations and renewals annually; and

•	Consumer Satisfaction Web Site. Feedback on employees’ satisfaction with individual health care plans as an additional measure of employer performance.

Hewitt Associates believes it continues to be well-positioned to address the growing, complex and changing needs for health benefit management services through its integrated approach, enabling it to provide high-value, cost-effective solutions to meet the specific objectives of its clients.

Hewitt Associates’ health management consulting business is closely integrated with its health and welfare benefits outsourcing business to provide a comprehensive solution from strategy and design to delivery and administration of health and welfare benefits. Hewitt Associates is able to extract detailed design, demographic and health plan cost data from its outsourcing clients and aggregate the data to provide unique insights for its consulting clients into the quality, cost efficiency and rate structure of nearly every local health plan in the United States. Furthermore, due to its health and welfare outsourcing experience, Hewitt Associates is able to design programs that not only meet clients’ business objectives, but that also can be administered, communicated and delivered efficiently and cost effectively. In addition, for its consulting clients that are also outsourcing clients, Hewitt Associates is able to leverage the data and knowledge it accumulates through outsourcing to create efficiencies, speed implementation and execution of strategies and enhance its service offering in providing consulting services to them.

Retirement and Financial Management. Virtually all large companies sponsor retirement plans as part of their overall employee benefit programs–either defined benefit plans, defined contribution plans or a combination of these plans. Many large companies also offer retiree medical and life insurance benefits as part of their overall retirement benefit program. Over the past few decades, the liabilities and assets which underlie these programs have grown considerably, and the regulatory and accounting standards which govern retirement plans have become increasingly complex. Additional services are often needed with respect to retirement plans in the case of significant corporate events or changes such as workforce reductions, early retirement programs, mergers or acquisitions. All of this has contributed to a continuing demand for retirement-related consulting.

Hewitt Associates’ retirement and financial management business, which it refers to as “RFM”, assists clients in three primary activities: (i) developing overall retirement program designs that are aligned with the needs of companies and their employees; (ii) providing the actuarial analysis in support of clients’ plan funding and expensing obligations; and (iii) consulting on asset allocation, investment policies and investment manager evaluation.

There has been significant activity around retirement program redesign, as companies look to simplify plans, better manage overall program costs and risks, and align their program design with their business objectives. Hewitt Associates’ RFM consultants work with clients to understand their business and workforce strategies, to define their philosophy with respect to retirement programs, and to design programs that reinforce the key messages to their workforce, while also helping to ensure that the programs comply with applicable governmental regulations. To assist in the design process, Hewitt Associates has developed a variety of interactive, real-time modeling and analytical tools to help employers understand the effect of program changes on individual employees and to highlight the issues inherent in making an effective transition from one program to another. Hewitt Associates measures the competitive position of its clients’ retirement programs using its proprietary Benefit Index® tool, which calculates the relative value of a company’s benefit program compared to a group of selected companies in the same industry, of similar size or in the same geographic region. Hewitt Associates believes Benefit Index® is the industry benchmark for measuring the relative value of an organization’s retirement program. Hewitt Associates also helps employers develop individual websites, often with modeling capabilities, to communicate the details of new retirement programs and often to allow employees to project their own benefits under different assumptions or program choices.

When employers sponsor defined benefit plans or retiree welfare plans, they typically require the services of a qualified actuary. Actuarial relationships tend to be long-standing, ongoing engagements, and actuarial services represent a significant portion of the RFM business. As actuaries for a plan, Hewitt Associates calculates the plan’s funded status, the annual cash contribution requirements under applicable governmental requirements, the annual expense impact under applicable accounting standards and other benefit related information for the company’s annual financial statements. In addition to these services, Hewitt Associates’ RFM actuarial consultants provide additional benefit plan services by assisting with the annual budgeting and planning process, preparing financial projections for asset and liability trends (a joint effort with RFM investment consultants) and providing cost analyses during union negotiations. RFM actuarial consultants also assist clients in due diligence investigations and analyses of proposed mergers, asset sales, acquisitions and other corporate restructurings to help clients understand the implications of such transactions on the liabilities and funded status of the plan, as well as on the future cash contribution and expense trends.

Hewitt Associates’ RFM investment consultants work with fiduciaries of both defined contribution and defined benefit plans to help them set investment philosophies, determine asset allocations and select asset managers. Hewitt Associates also monitors the performance of a large number of asset managers and, since it does not manage assets, it is able to provide clients with objective and independent analysis of investment policies and procedures.

Hewitt Associates’ RFM consulting business is closely aligned with its defined benefit and defined contribution outsourcing business. With its full range of services, Hewitt Associates is able to provide comprehensive retirement program solutions for clients, from strategy and design of retirement plans to actuarial and investment services and administration, communication and implementation of retirement plans. For consulting clients that are also outsourcing clients, Hewitt Associates is able to leverage the data and knowledge it accumulates through outsourcing to assist them in developing plan design features and actuarial services better suited to their specific needs.

Hewitt Associates expects that its RFM services will continue to contribute to its overall growth, especially as clients have begun to adopt a global outlook and focus on selecting consultants with international capabilities. Over the past several years, Hewitt Associates has expanded its global RFM capabilities significantly, through both internal growth and a series of acquisitions and alliances in Canada, France, Germany, Hong Kong, Ireland, Mexico, The Netherlands, Norway, Portugal, Sweden, Switzerland and the United Kingdom.

On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow, a leading actuarial and benefits consulting firm in the United Kingdom. We refer you to Note 6 to the consolidated financial statements for additional information on this acquisition. Hewitt Associates’ increased presence in the United Kingdom, where many of its clients also have significant operations, has enhanced its ability to offer global design, communication, actuarial and investment consulting services.

Talent and Organization Consulting. Hewitt Associates’ talent and organization consulting business is focused on four primary activities: (i) devising strategies for attracting, developing, motivating, rewarding and retaining the leadership and other talent its clients need to succeed; (ii) providing solutions to the people-related issues arising from organizational change (such as mergers and acquisitions); (iii) helping create and implement customized reward and performance management programs, including annual incentives, stock options and other performance-based plans; and (iv) reducing costs and enhancing its clients’ productivity through more effective human resource functions and processes.

Hewitt Associates’ services continue to focus on helping clients address the challenges of finding, managing, engaging and rewarding talented employees and leaders. Meeting these challenges successfully is expected to become even more important as the competition for talent becomes more intense. The U.S. Bureau of Labor Statistics has estimated that the number of 25 to 44-year-old workers is expected to drop from approximately 70 million in 2000 to 68 million by 2010, while the trend of low unemployment among college educated professionals (2.9% in 2002) continues. There are similar trends in other countries globally. Hewitt Associates expects competition for qualified people to intensify as the pool for talent decreases but the need for that talent increases. Hewitt Associates believes this trend makes its services that much more valuable and attractive to clients.

Through its numerous talent and rewards tools, data and services, Hewitt Associates helps companies align their human resources investments with their business objectives, identifying critical human resources practices based on a given business environment, geography and labor force situation. For example, Hewitt Associates’ Total Compensation Measurement™ and Variable Compensation Measurement™ tools enable clients to analyze and assess compensation effectiveness and to compare their compensation programs with over 590 companies in the U.S alone, including approximately 75 of the Fortune 100. Hewitt Associates also helps clients use focus groups, interviews, surveys and other methods to better understand their workforce, enhance their relationships with their employees and encourage the types of behavior that ensure business success.

Hewitt Associates’ talent and organization consultants also assist clients with significant human resources issues arising out of events such as mergers and acquisitions, divestitures, initial public offerings, spin-offs, joint ventures and other restructurings. In each of these organizational changes, people play a critical role in determining the ultimate success or failure of the transactions. Hewitt Associates’ Hewitt Mergers & Acquisitions Management Center™, a website supporting project management and providing access to technical expertise needs ranging from due diligence to integration, enables seamless collaboration between its clients, consultants and external service providers.

Hewitt Associates’ human resources effectiveness consulting service helps clients reduce human resources operating costs, generate more productivity in the workforce, and drive more effective people-related decisions. Hewitt Associates’ consultants employ technologies and tools to analyze the activities and costs of the human resources function in order to improve efficiencies, reduce costs and enhance effectiveness of the function.

As companies continue to expand globally and seek assistance in developing and implementing successful organizational change, Hewitt Associates anticipates that its services will be in increasing demand. As demographic projections indicate an increasing shortage of talent globally, Hewitt Associates also expects that clients will require assistance in creating effective strategies for attracting and retaining talent and for compensating them in a way that is aligned and consistent with broader business objectives.

Hewitt Associates’ talent and organization consulting business is closely aligned with its workforce management outsourcing services to help clients transform their human resources processes and improve the efficiency and effectiveness of the human resources function. Hewitt Associates also provides communication, training and change management services to support this transformation. Hewitt Associates believes it will be able to leverage its deep human resources knowledge and consulting experience in this transformation process to benefit additional outsourcing clients in the future.

Client Development

Hewitt Associates has an integrated, strategic approach to client development that helps it establish deep, long-term client relationships based on trust and partnership. Unlike many firms, Hewitt Associates has had a dedicated group managing this process for more than 30 years.

Hewitt Associates view its clients’ human capital management challenges as an integrated whole, and offers solutions to those challenges that bring together its best thinking on health care management, retirement management, talent and organization change, and human resources services delivery. Hewitt Associates believes this differentiates it from other providers of either consulting or outsourcing services.

Hewitt Associates’ client development employees play an important role in helping it understand and assess its clients’ human resources challenges in the context of their overall business. They also help to formulate comprehensive solutions that account for and incorporate the complete range of human resources strategy, design, implementation, communication, administration, and customer services in an integrated fashion across and within Hewitt Associates’ outsourcing and consulting businesses.

Hewitt Associates’ client development employees are responsible for expanding its client base, developing additional business with existing clients and overall client satisfaction. In addition, they are responsible for ensuring that Hewitt Associates’ work is delivered to both its and its clients’ standards and expectations.

The acquisition and management of Hewitt Associates’ client relationships is supplemented and supported by teams of employees from the various disciplines within its business. These employees help Hewitt Associates ensure that it has both the proper coverage and appropriate expertise to demonstrate to clients that it has the capabilities required to address the most complex human resources challenges these organizations face.

Hewitt Associates serves a diverse client base and does not experience significant industry concentration among its clients. Also, no client represented more than 10% of HR services revenues in fiscal 2003, 2002 or 2001.

Intellectual Property

Hewitt Associates recognizes the value of intellectual property in the marketplace and vigorously creates, harvests and protects its intellectual property. Hewitt Associates’ success has resulted in part from its proprietary methodologies, processes, databases and other intellectual property, such as its Total Benefit Administration™ system, Benefit Index® and other measurement tools.

To protect its proprietary rights, Hewitt Associates relies primarily on a combination of:

•	copyright, trade secret and trademark laws;

•	confidentiality agreements with employees and third parties; and

•	protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners and clients.

Hewitt Associates holds no patents and its licenses are ordinary course licenses of software and data. While Hewitt Associates has a number of trademarks, including some obtained in the Bacon & Woodrow acquisition, none of its trademarks are material to the operation of its business.

Competition

Hewitt Associates operates in a highly competitive and rapidly changing global market and competes with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside firm for human resources solutions.

Outsourcing. The principal competitors in Hewitt Associates’ benefits outsourcing business are outsourcing divisions of large financial institutions, such as CitiStreet (a partnership between subsidiaries of State Street and Citigroup), Fidelity Investments, Mellon Financial (through its subsidiary, Mellon HR Solutions), Merrill Lynch, Putnam Investments, T. Rowe Price and the Vanguard Group, and other firms that provide benefits outsourcing services such as Towers Perrin. Some of Hewitt Associates’ payroll competitors include Automatic Data Processing, Ceridian and Paychex while its principal workforce management competitors include some of its benefits outsourcing competitors and companies such as Accenture, Electronic Data Systems and Exult.

Consulting. The principal competitors in Hewitt Associates’ consulting business are consulting firms focused on broader human resources, such as Mercer Human Resource Consulting, Towers Perrin and Watson Wyatt Worldwide. Hewitt Associates also faces competition from smaller benefits and compensation firms, as well as from public accounting, consulting and insurance firms offering human resources services.

The leasing of real estate is highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. The real estate markets we compete in include suburban Chicago, Illinois, suburban Houston, Texas, and Orlando, Florida.

Employees

Hewitt Holdings has no employees. From May 31, 2002, through September 30, 2007, Hewitt Associates will provide certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested from time to time. Hewitt Holdings will pay Hewitt Associates an annual fee of $50,000 for basic services. Hewitt Associates charges for additional services on a time and materials basis. Through September 30, 2003, fees for all services Hewitt Associates has provided under the services agreement, totaling $425,208 in 2003 and $16,667 in 2002, have been paid by Hewitt Holdings. Prior to the Distribution, as of June 30, 2003, Hewitt Associates had approximately 15,000 employees. We also refer you to Item 11 Executive Compensation, for additional information on Executive services and related remuneration.

Website Access to Company Reports and Other Information

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable, through Hewitt Associates website, www.hewitt.com, after such material is electronically filed with the Securities and Exchange Commission. Hewitt Associates’ internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.	Properties

Our mailing address is 100 Half Day Road, Lincolnshire, Illinois 60069.

Hewitt Holdings owns the following office real estate assets and leases the office space to Hewitt Associates. Each lease was entered into on terms comparable to those which would have been obtained in an arm’s length transaction.

Hewitt Holdings Property Entity	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage
Hewitt Properties I Lincolnshire, Illinois	November 25, 1998	November 24, 2018	$560	Option to renew for two consecutive 5-year terms	489,000

Hewitt Properties II Lincolnshire, Illinois	December 30, 1999	December 29, 2019	$342	Option to renew for two consecutive 5-year terms	330,000

				Option to purchase building

Hewitt Properties III Lincolnshire, Illinois	May 22, 1999	May 22, 2014	$357	Option to renew for two consecutive 5-year terms	326,000

				Option to purchase building

Hewitt Properties IV Orlando, Florida	March 22, 2000	March 21, 2020	$235	Option to renew for two consecutive 5-year terms	310,000

				Option to purchase building

Hewitt Properties IV The Woodlands, Texas	March 22, 2000	March 21, 2020	$431	Option to renew for two consecutive 5-year terms	414,000

				Option to purchase building

The Bayview Trust (1) Newport Beach, California	June 1, 2002	May 31, 2017	$0 through August 31, 2003	Option to renew for two consecutive 5-year terms	93,000

			$215 after August 31, 2003	Two expansion options in 2007 and 2012

(1)	On March 7, 2003, The Bayview Trust sold the Newport Beach, California property to an independent third party and Hewitt Associates entered into a lease with the purchaser.

There are three related party operating leases between Overlook Associates and Hewitt Associates covering a portion of the complex that constitutes Hewitt Associates’ global headquarters in Lincolnshire, Illinois. Overlook Associates is a majority-owned, but not a controlled investment of, Hewitt Holdings LLC. As of September 30, 2003, the minimum aggregate lease payments on these leases totaled $126 million. The material terms of each lease are set forth below:

Property	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage

One Overlook Point	June 1, 1989	May 1, 2009	$341	5 year option to extend term	212,000

Two Overlook Point	February 28, 1997	February 28, 2017	$265	Options to purchase between years 7 and 10	321,000

Three Overlook Point	December 1, 1989	February 28, 2017	$302	N/A	290,000

Total lease payments from Hewitt Associates to Hewitt Holdings and Overlook Associates were $34 million in 2003, $40 million in 2002 and $39 million in 2001. The decrease in total lease payments between 2003 and 2002 is the result of the sale of two of Hewitt Holdings real estate assets in 2003. Intercompany capital lease obligations and intercompany rent expense and income have been eliminated in consolidation through July 1, 2003, the de-consolidation date of Hewitt Associates. As of July 1, 2003, the Company’s remaining real estate assets and the related debt and interest and depreciation expense are reflected on the consolidated balance sheet and statement of operations, respectively. We refer you to Note 17, Related Party Transactions, in the notes to the consolidated financial statements for information on these arrangements.

Item 3.	Legal Proceedings

We are not engaged in any legal proceeding that we expect to have a material adverse effect on our business, financial condition or results of operations. In the ordinary course of our business, we are routinely audited and subject to inquiries by government and regulatory agencies.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

There is no established public trading market for the LLC Interests. Please see Item 12 Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters. The Company does not have any other class of equity securities.

Transfers of LLC Interests are expressly prohibited without the written consent of the Executive Committee. The restriction on transfers prohibits the assignment, sale, pledge, or other encumbrance or disposition of the LLC Interests or any interest therein. There are no outstanding options or warrants to purchase, or securities convertible into equity of the Company.

The LLC Interests have not been and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be resold unless an exemption from registration is available. Holders of LLC Interests have no right to require registration of the LLC Interests and the Company does not intend to register the LLC Interests under the Securities Act or otherwise take any action to cause an exemption from registration (whether pursuant to Rule 144 of the Securities Act or otherwise) to be available. The Company does not intend to list the LLC interests on any exchange, have the LLC interests quoted by a securities broker or dealer, nor have the LLC interests admitted for trading in any market, including the over-the-counter market.

As of November 30, 2003, there were 514 record holders of LLC Interests.

Prior to Hewitt Associates’ transition to a corporate structure and pursuant to a distribution agreement, Hewitt Associates distributed approximately $152.5 million of accounts receivable and $55 million of cash to Hewitt Holdings. The assignment was without recourse to Hewitt Associates and was used to fund distributions to the owners of accumulated earnings. During fiscal 2003, the Company distributed approximately $109 million of cash to its owners in respect of such accumulated earnings.

In December 2002, Hewitt Holdings distributed approximately $11 million to its owners to fund their pension obligations under the Company’s pension plan.

In December 2002 and January 2003, the Company also distributed approximately $3 million to its foreign owners in exchange for their interests in the real estate held by the Company.

In April and May 2003, the Company distributed approximately $6 million and $16 million, respectively, to its owners representing proceeds from the sales of two of its properties.

On July 1, 2003, the Company distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings.

The Company intends to make cash distributions of the net proceeds resulting from the sale of its real estate assets as the real estate assets are sold from time to time. Any such distributions will be made to owners in proportion to their LLC Interests.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, notes thereto and other financial information included elsewhere herein.

	2003 (2)	2002	2001 (3)	2000 (3)	1999
	(amounts in millions)
Fiscal Year Ended September 30:
Total revenues	$1,501	$1,754	$1,506	$1,306	$1,090
Income before taxes, minority interest and owner distributions (1)	171	222	170	169	171
Income after taxes and minority interest and before owner distributions (1)	107	186	—	—	—

	2003	2002	2001 (3)	2000 (3)	1999
As of September 30:
Total assets	$261	$1,667	$1,191	$1,035	$921
Long-term obligations	206	627	395	427	374
Working capital	(3)	234	77	124	95

(1)	Prior to Hewitt Associates’ transition to a corporate structure, Hewitt Associates operated as a limited liability company. In such form, our owners were compensated through distributions of Hewitt Associates’ income and Hewitt Associates did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by our owners or (ii) firm-level income tax expense. As a result, income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation and related expenses and became subject to corporate income taxes. Additionally, on June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and their results are included in Hewitt Associates results from the acquisition date of June 5, 2002.

(2)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003.

(3)	Includes the results of Sageo. In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefits Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt Associates. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since Hewitt Associates had decided to discontinue the use of the Sageo website, Hewitt Associates wrote off its remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who were necessary only when Sageo was a stand-alone operation with a significant independent technology development effort. We refer you to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sageo.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described below and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2003” or “fiscal 2003” means the twelve-month period that ended September 30, 2003. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

Prior to July 1, 2003, Hewitt Holdings held approximately 71% of the outstanding common stock of its principal operating subsidiary, Hewitt Associates, for the benefit of Hewitt Holdings’ owners. On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings (the “Distribution”). Following the Distribution, Hewitt Holdings’ ownership in Hewitt Associates decreased to approximately 2%. Hewitt Holdings applies the equity method of accounting for its investment in Hewitt Associates so that only Hewitt Holdings’ share of Hewitt Associates’ earnings will be recognized as Hewitt Holdings’ other income. Beginning on July 1, 2003, Hewitt Holdings’ only business is owning, financing and leasing real estate assets which are primarily used by Hewitt Associates in operating its business. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, Hewitt Holdings’ consolidated balance sheet as of September 30, 2003 does not reflect the consolidated assets, liabilities and equity of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for 2003, includes Hewitt Associates’ results for the nine months ended June 30, 2003, prior to the Distribution.

Prior to the July 1, 2003 Distribution, Hewitt Associates was the principal operating business of the Company. Hewitt Holdings’ total revenues were comprised of Hewitt Associates’ HR services revenues. Hewitt Holdings’ third-party rental income was not material in relation to the consolidated HR services revenue. As a result of the Distribution, however, rental revenues have been reclassified to revenue in all periods.

Hewitt Associates, Inc.

On May 31, 2002, Hewitt Associates completed its transition to a corporate structure. Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. In its limited liability company form, Hewitt Holdings’ owners were compensated through distributions of Hewitt Associates’ income rather than through salaries, benefits and performance-based bonuses, and Hewitt Holdings did not incur any income tax. Upon Hewitt Associates’ transition to a corporate structure, owners who worked in the business became employees of Hewitt Associates and their compensation was then recorded within compensation and related expenses and Hewitt Associates became subject to corporate income taxes.

On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”), an actuarial and benefits consulting firm in the United Kingdom. The purchase price totaled $259 million and consisted of 9.4 million shares of Hewitt Associates’ common stock valued at $219 million, $39 million of assumed net liabilities and approximately $1 million of acquisition-related costs. For additional information on the Bacon & Woodrow acquisition, we refer you to Note 6 to our consolidated financial statements. The results of operations for Bacon & Woodrow’s benefits consulting business are consolidated in the Company’s historical results from the date of the acquisition, June 5, 2002, through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

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

On June 5, 2003, Hewitt Associates acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The consolidated results of operations for Cyborg are included in Hewitt Associates’ results and the Outsourcing segment from the acquisition date (see Note 6 to the consolidated financial statements) through July 1, 2003, the date of the Distribution and de-consolidation of Hewitt Associates.

On June 15, 2003, Hewitt Associates acquired the benefits administration and retirement consulting and actuarial businesses of the Northern Trust Corporation. The consolidated results of the benefits administration and retirement consulting and actuarial businesses of the Northern Trust Corporation are included in Hewitt Associates’ results and the Outsourcing and Consulting segments from the acquisition date (see Note 6 to the consolidated financial statements) through July 1, 2003, the date of the Distribution and de-consolidation of Hewitt Associates.

Segments

Prior to the Distribution and de-consolidation of Hewitt Associates, the Company had two reportable segments:

•	Outsourcing—Hewitt Associates’ applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resources programs: benefits, payroll and workforce management. Hewitt Associates’ benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). The recent acquisition of Cyborg expands Hewitt Associates’ outsourcing service offering to include payroll administration, allows it to provide its clients with a stand-alone payroll service and, importantly, enables it to offer a comprehensive range of human resources outsourcing services. Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt Associates provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While Hewitt Associates reports revenues and direct expenses based on these two segments, Hewitt Associates presents its offering to clients as a continuum of human resources services.

Subsequent to the Distribution, Hewitt Holdings has one business segment consisting of its real estate operations. For fiscal 2003, real estate operating income was not material.

Outsourcing

Since Hewitt Associates first began providing outsourcing services in 1991, Hewitt Associates has made significant investments in technology, personnel and office space to build Hewitt Associates’ capabilities and address market opportunity. To maintain its outsourcing leadership position, Hewitt Associates remains committed to making significant ongoing investments in technology, infrastructure, and people, in expanding its business and driving greater efficiencies. With the investments that Hewitt Associates has made in the benefits administration business to date, its recent acquisitions of Cyborg and NTRC and investments in workforce management, Hewitt Associates expects to be able to continue to improve its capabilities and attract new clients.

Consulting

In its consulting business, Hewitt Associates is engaged by its clients to provide a wide range of human resources services. Hewitt Associates experiences a high level of recurring work because of its clients’ annual needs for certain of Hewitt Associates’ services, such as actuarial valuations of defined benefit plans and consultation regarding the processes of compensation review and health plan selection and negotiation. Certain of Hewitt Associates’ consulting services, however, support more discretionary or event-driven client activities, including the re-engineering of a client’s human resources policies, corporate restructuring and change (e.g. mergers and acquisitions), and programs and projects designed to improve human resources effectiveness. As Hewitt Associates has seen in its business and industry, the demand for these services can be affected by general economic conditions, the financial position of Hewitt Associates’ clients and the particular strategic activities they may be considering, and, therefore, is variable from period to period and difficult for us to predict.

Sageo

In January 2000, our owners launched a new business, Sageo, with the intention of creating a stand-alone, Internet-based company that would provide a standardized set of health and welfare offerings to companies seeking less complex benefit solutions. By the second half of fiscal 2001, Sageo had achieved reasonable sales success; however, our owners determined that it was not cost-effective to operate Sageo as a separate company since its stand-alone costs would likely exceed revenues for an extended period of time and because Sageo’s services had become a logical extension of the Hewitt Associates’ offering.

In the quarter ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface. Stand-alone company expenses were eliminated, Sageo website development spending ceased and the Sageo employees who worked within the stand-alone Sageo operation were terminated or redeployed. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge). Sageo’s clients continue to be served as a fully integrated element of the Outsourcing segment.

We believe that in order to analyze the historical results of our business, it is important to understand the effect that Sageo as a stand-alone operation (which it was during fiscal 2000 and fiscal 2001) had on our historical financial results. In fiscal years 2001 and 2000, Sageo’s operating losses were $73 million and $21 million, respectively. In fiscal 2002, during which time Sageo first operated with a significantly reduced cost structure as a part of Hewitt, Sageo contributed $2 million (which includes a $1 million reduction in an accrued liability established during fiscal 2001) to our operating income. In fiscal 2003, incremental operating costs for Sageo were not significant in relation to our Outsourcing segment or total consolidated results. The annual results of Sageo for the years ended September 30, 2002, 2001 and 2000, are included in the following table:

Sageo Historical Financial Results

(in thousands)

	Year Ended September 30,
	2002 (2)	2001 (1)	2000
Revenues before reimbursements (net revenues)	$14,552	$10,342	$268
Operating expenses (3):
Compensation and related expenses	8,551	34,051	12,618
Other operating expenses	3,527	9,014	1,075
Selling, general and administrative expenses	174	14,270	7,203
Non-recurring software charge	—	26,469	—

Total operating expenses	12,252	83,804	20,896

Operating income (loss)	2,300	(73,462)	(20,628)
Other expenses, net	—	(476)	(2,358)

Income (loss) before taxes and other distributions	$2,300	$(73,938)	$(22,986)

(1)	In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefits Administration™ web interface. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who worked within the stand-alone Sageo operation.

(2)	Sageo operated as part of Hewitt Associates during the year ended September 30, 2002. Sageo’s net income in 2002 includes a $1 million reduction in an accrued expense upon settlement of an obligation. The accrued expense was established in fiscal 2001.

(3)	Excludes reimbursable expenses.

Critical Accounting Policies and Estimates

Revenues

Human Resources (“HR”) services revenues include fees generated from outsourcing contracts and from consulting services provided to Hewitt Associates’ clients. Of the $1.5 billion of HR services revenues for fiscal 2003, 62% was generated in the Outsourcing segment and 38% was generated in the Consulting segment.

Under outsourcing contracts, clients generally agree to pay an implementation fee and an ongoing service fee. The implementation fee may cover only a portion of the costs incurred to transfer the administration of a client’s plan onto Hewitt Associates’ systems, including costs associated with gathering, converting, inputting and testing the client’s data, tailoring Hewitt Associates’ systems and training Hewitt Associates’ employees. The amount of the ongoing service fee is a function of the complexity of the client’s benefit plans or human resource programs or processes, the number of participants or personnel, and the scope of the delivery model.

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

Revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is determinable and collectibility of the fee is reasonably assured. Ongoing service fees are generally billed and recognized on a monthly basis, typically based on the number of plan participants and services and often with a minimum monthly fee. Therefore, a weakening of general economic conditions or the financial condition of clients, which could lead to workforce reductions (and potentially participant reductions), could have a negative effect on outsourcing revenues. Services provided outside the scope of outsourcing contracts are typically billed and recognized on a time-and-materials or fixed fee basis.

Losses on outsourcing or consulting arrangements are recognized during the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are continuously monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Outsourcing contracts typically have three- to five-year terms. However, a substantial portion of outsourcing contracts may be terminated by clients, generally upon 90 to 180 days notice, with the payment of an early-termination charge. Normally, if a client terminates a contract or project, the client remains obligated to pay for services performed (including any unreimbursed implementation charges).

Clients pay for consulting services either on a time-and-materials basis or, to a lesser degree, on a fixed-fee basis. Revenues are recognized under time-and-materials based arrangements as services are provided. On fixed-fee engagements, revenues are recognized as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project. Each project has different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require judgments and estimates about overall profitability and stage of project completion which impact how revenue is recognized. Estimates are continuously monitored during the term of the engagement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

We lease our real estate properties pursuant to long-term leases. Generally, the leases may provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the year ended September 30, 2003, approximately 77% of our rental income was derived from leases with Hewitt Associates. Prior to July 1, 2003, the date we distributed the majority of our shares in Hewitt Associates, all rental income and related receivables from Hewitt Associates were eliminated as a result of the consolidation of Hewitt Associates.

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on Hewitt Associates’ systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs.

As of September 30, 2002, net deferred contract costs in excess of deferred contract revenues totaled approximately $1 million. For the period prior to the Distribution and de-consolidation of Hewitt Associates, we have reclassified deferred contract costs and deferred contract revenues to show the gross amounts separately on the consolidated balance sheet. In prior periods, both short-term and long-term portions of deferred costs and revenues were recorded in prepaid expenses and other current assets, non-current other assets, advanced billings to clients and other long-term liabilities. As a result of the reclassification, total net assets and liabilities did not change, however, total assets and total liabilities and shareholders’ equity increased by equal amounts, or approximately $128 million as of September 30, 2002.

Performance-Based Compensation

Hewitt Associates’ compensation program includes a performance-based component that is determined by management. Performance-based compensation is discretionary and is based on individual, team, and Hewitt Associates’ performance. Performance-based compensation is paid once per fiscal year after Hewitt Associates’ annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on Hewitt Associates’ quarterly and annual results as compared to Hewitt Associates’ internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Hewitt Associates. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Goodwill and Other Intangible Assets

On October 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We evaluate goodwill for impairment whenever indicators of impairment exist with reviews at least annually. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities for that reporting unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit.

Estimates of future cash flows will be based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Client Receivables and Unbilled Work In Process

We periodically evaluate the collectibility of Hewitt Associates’ client receivables and unbilled work in process based on a combination of factors. In circumstances where we are aware of a specific client’s difficulty in meeting its financial obligations to us (e.g., bankruptcy filings, failure to pay amounts due to us or to others), we record an allowance for doubtful accounts to reduce the client receivable to what we reasonably believe will be collected. For all other clients, we recognize an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require us to alter our estimates of the collectibility of client receivables and unbilled work in progress. Factors mitigating this risk include Hewitt Associates’ servicing a diverse client base such that it does not have significant industry concentrations among its clients. Also, for the years ended September 30, 2003, 2002 and 2001, no single client accounted for more than 10% of our total revenues.

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

Estimates of future cash flows will be based on our experience, knowledge, and typically third-party advice or market data. However, these estimates can be affected by other factors and economic conditions that can be difficult to predict.

Stock-Based Compensation

Hewitt Associates’ stock-based compensation program is a long-term retention and incentive program that is intended to attract, retain and motivate talented employees and align stockholder and employee interests. The program allows for the granting of restricted stock, restricted stock units, and nonqualified stock options as well as other forms of stock-based compensation. For additional information on this Hewitt Associates’ plan, we refer you to Note 19 to the consolidated financial statements for fiscal 2003.

Hewitt Associates accounts for stock-based compensation plans under SFAS No. 123, Accounting for Stock-Based Compensation, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma income after taxes and minority interest and before owner distributions disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

On June 27, 2002, Hewitt Associates granted nonqualified stock options to acquire 4.1 million shares of its Class A common stock to its employees coinciding with its initial public offering. Had we determined compensation cost for the stock options granted using the fair value method as set forth under SFAS No. 123, during fiscal 2003 and 2002, we would have recorded approximately $2.2 million and $0.8 million, respectively, in additional expense, net of income taxes and minority interest and reported income after taxes and minority interest and before owner distributions of $105 million and $185 million, respectively.

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

Basis of Presentation

Revenues

HR services revenues include fees primarily generated from outsourcing contracts and from consulting services provided to Hewitt Associates’ clients. Revenues earned in excess of billings are recorded as unbilled work in process. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

Hewitt Associates records gross revenue for any outside services when it is primarily responsible to the client for the services, it changes the delivered product, performs part of the service delivered, has discretion on vendor selection, or bears the credit risk in the arrangement. Hewitt Associates records revenue net of related expenses when a third party assumes primary responsibility to the client for the services.

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

Rental revenues include rent under operating leases recognized on a straight-line basis over the terms of the respective leases.

Compensation and Related Expenses

The largest Hewitt Associates’ operating expense is compensation and related expenses, which includes salaries and wages, annual performance-based bonuses, benefits, payroll taxes, global profit sharing, temporary staffing services, training, and recruiting. For all historical periods presented prior to May 31, 2002, compensation and related expenses do not include compensation expense related to our owners since these individuals received distributions of income rather than compensation when we operated as a limited liability company. As a result of Hewitt Associates’

transition to a corporate structure on May 31, 2002, our owners became employees of Hewitt Associates and Hewitt Associates began to expense their compensation and related expenses.

Other Operating Expenses

Other operating expenses include equipment, occupancy, and non-compensation related direct client service costs. Equipment costs include computer servers, data storage and retrieval, data center operation and benefit center telecommunication expenses, and depreciation and amortization of capitalized computer technology and proprietary software. Occupancy costs primarily include rent and related occupancy expenses for offices. Non-compensation-related direct client service costs include costs associated with the provision of client services such as printing, duplication, fulfillment, and delivery.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of third-party costs associated with promotion and marketing, professional services, advertising and media, corporate travel, and other general office expenses such as insurance, postage, office supplies, and bad debt expense.

Other Expenses, Net

Other expenses, net primarily includes interest expense, interest income, equity earnings on investments, gains and losses from investments, and gains and losses on asset disposals, shown on a net basis.

Provision for Income Taxes

Prior to May 31, 2002, taxes on income earned by the Company were the responsibility of our individual owners. As a result of Hewitt Associates’ transition to a corporate structure on May 31, 2002, Hewitt Associates became subject to corporate income taxes and began applying the provisions of the asset and liability method outlined in SFAS No. 109, Accounting for Income Taxes.

Income Before and After Taxes, Minority Interest and Owner Distributions

Prior to May 31, 2002, we operated as a group of affiliated limited liability companies and recorded income before taxes, minority interest and owner distributions in accordance with accounting principles generally accepted in the United States of America. As a result of Hewitt Associates’ transition to a corporate structure on May 31, 2002, our owners who worked in the business became Hewitt Associates’ employees and Hewitt Associates began to include their compensation in its compensation and related expenses, Hewitt Associates became subject to corporate income taxes and we started to report income after taxes and minority interest and before owner distributions. As such, the historical results of operations prior to May 31, 2002 are not directly comparable to the results in subsequent periods.

As of September 30, 2003 and 2002, Hewitt Holdings owned approximately 2% and 72% of the outstanding common stock of Hewitt Associates, respectively, as compared to a 100% ownership interest prior to Hewitt Associates’ initial public offering and purchase of Bacon & Woodrow. Prior to July 1, 2003, for financial reporting purposes, all of the assets, liabilities, and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates shown as a “Minority Interest” on the consolidated balance sheet and statement of operations. As a result of the distribution of Hewitt Associates’ Class B shares to owners on July 1, 2003, our consolidated balance sheet does not reflect the consolidated assets, liabilities and equity of Hewitt Associates at September 30, 2003. Additionally, our consolidated statement of operations and statement of cash flows for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. Operating results for any period are not necessarily indicative of results for any future periods.

	Year Ended September 30,
	2003 (1)(2)	2002 (2)	2001
Revenues:
HR services revenues before reimbursements (net revenues)	99.5%	99.8%	99.8%
Related party rental revenues	0.4	—	—
Third party rental revenues	0.1	0.2	0.2

Total revenues before reimbursements (net revenues)	100.0	100.0	100.0
Reimbursements	2.8	2.0	1.8

Total revenues	102.8	102.0	101.8
Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation (3)	64.5	59.2	57.8
Restricted stock award compensation (4)	2.4	1.6	—
Reimbursable expenses	2.8	2.0	1.8
Other operating expenses	19.0	20.0	21.8
Selling, general and administrative expenses	4.8	4.4	5.8
Non-recurring software charge (5)	—	—	1.8

Total operating expenses	93.5	87.2	89.0
Operating income (6)	9.3	14.8	12.8

Other expenses, net	2.4	(1.9)	(1.3)

Income before taxes, minority interest and owner distributions (7)	11.7	12.9	11.5%

Provision for income taxes	3.1	1.9

Income after taxes and before minority interest and owner distributions	8.6	11.0
Minority interest	1.2	(0.2)

Income after taxes and minority interest and before owner distributions (7)	7.4%	10.8%

(1)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003.

(2)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and their consolidated results are included in our results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

(3)	Compensation and related expenses did not include compensation related to our owners prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002.

(4)	Compensation expense of $35 million and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of restricted stock awards.

(5)	Non-recurring software charge related to the discontinuation of the Sageo website. We refer you to “Sageo” above.

(6)	These results include the results of Sageo shown in the table on page 21. Sageo reduced operating income as a percentage of net revenues by 5.0% for the year ended September 30, 2001.

(7)

Income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions because, due to Hewitt Associates’ limited liability company form prior to May 31, 2002, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) the Hewitt Associates incurred no income tax.

Fiscal Years Ended September 30, 2003, 2002 and 2001

Revenues

Total net revenues were $1,461 million in 2003, $1,720 million in 2002 and $1,479 million in 2001. Net revenues decreased by 15% in 2003 and increased by 16% in 2002. As a result of the Distribution, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the consolidated operating results of Hewitt Associates for the nine months ended June 30, 2003. Therefore, total net revenues in 2003 is not comparable to total net revenues for 2002 and 2001 as only nine months of Hewitt Associates’ revenues are recorded in 2003. To provide a more meaningful comparison, HR services revenues for 2003 would need to be compared to HR services revenues for the nine-month period ending June 30, 2002. HR services revenues were $1,453 million in 2003, compared to $1,243 million in the in the nine months ended June 30, 2002, an increase of 17%. Adjusting for the effects of acquisitions and the favorable effects of foreign currency translation, HR services revenues grew 6%. Outsourcing HR services revenues increased by 10% to $908 million in 2003, compared to $828 million in the nine months ended June 30, 2002. A portion of this growth was due to the addition of revenues from the newly acquired Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing net revenues would have increased 9% in 2003 over the nine months ended June 30, 2002. For year ended September 30, 2003, approximately two-thirds of the Outsourcing HR services revenue growth over the nine-month period ended June 30, 2002, was from the addition of new clients and approximately one-third of the growth from expanding services with existing clients. Outsourcing net revenues increased by 17% to $1,115 million in 2002, from $952 million in 2001. Revenue growth in our outsourcing business in 2002 was from increased participant volume through the expansion of services with existing and new clients. Consulting HR services revenues increased by 31% to $545 million in 2003 compared to $415 million in the nine months ended June 30, 2002. Consulting HR services revenues increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of Hewitt Associates’ Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter of 2003. Including the results of Bacon & Woodrow in the nine months ended June 30, 2002, and excluding the effects of the acquisition of Hewitt Associates’ Dutch affiliate and favorable foreign currency translation, Consulting HR services revenues would have increased by approximately 1% in 2003 over the comparable prior year period. This increase was a result of growth in retirement plan and health benefit management consulting offset by a decrease in net revenue from Hewitt Associates’ more discretionary consulting services over the prior comparable period. Adjusted for the effects of these acquisitions and favorable foreign currency translation, Consulting HR services revenues increased 6% for 2002 over 2001. Growth in retirement plan and health benefit management consulting was offset by declines in demand for our more discretionary consulting services in 2002 over 2001.

Compensation and Related Expenses

Compensation and related expenses were $942 million in 2003, $1,017 million in 2002 and $855 million in 2001. These expenses decreased by 7% in 2003 and increased by 19% in 2002. As a result of the Distribution and de-consolidation of Hewitt Associates, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes Hewitt Associates’ compensation and related expenses for the nine months ended June 30, 2003. As such, compensation and related expenses in 2003 are not comparable to compensation and related expenses for 2002 and 2001. For a more meaningful comparison, compensation and related expenses for 2003 will be compared to compensation and related expenses for the nine-month period ending June 30, 2002. Compensation and related expenses were $942 million in 2003, compared to $717 million in the nine months ended June 30, 2002. Prior to May 31, 2002, compensation and related expenses did not include owners’ compensation as Hewitt Holdings’ owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure in June 2002, we incurred a non-recurring, non-cash $18 million compensation expense resulting from certain owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in the conversion of owners’ capital into Hewitt Associates’ common stock, and a non-recurring $8 million compensation expense related to Hewitt Associates establishing an owner vacation liability. Had we incurred estimated owner compensation in the prior year nine-month period of $108 million and excluded the non-recurring charges, compensation and related expenses would have been $799 million for the nine months ended June 30, 2002. As such, on an adjusted basis, compensation and related expenses as a percentage of HR services revenues was 65% in the current year and would have been 64% for the nine months ended June 30, 2002. The increase as a percentage of HR services revenues is primarily due to increases in Outsourcing personnel to support the development of the new workforce management service offering. These increases were offset in part by lower performance-based compensation as a percentage of net revenues resulting from the continued negative effects of the economy on Hewitt Associates’ clients and therefore, Hewitt Associates’ business and performance relative to targets. The net increase in overall compensation and related expenses after the inclusion of owner compensation and the exclusion of the nonrecurring charges in the prior year period was primarily due to cost of living increases, increases from the inclusion of Bacon & Woodrow’s compensation and related expenses and increases in our Outsourcing personnel to support the growth of benefit administration outsourcing and workforce management. Adjusting for the effects the acquisitions, Sageo compensation and related expenses of $34 million in 2001, the incorporation one-time charges, and including estimated owner compensation of $108 million and $147 million in 2002 and 2001, respectively, compensation and related expenses as a percentage of HR services revenues was 64% for 2002 and 66% in 2001.

Initial Public Offering Restricted Stock Awards

In connection with Hewitt Associates’ initial public offering on June 27, 2002, Hewitt Associates granted approximately 5.8 million shares of its Class A restricted stock and restricted stock units to its employees. Compensation and related payroll tax expenses of approximately $63 million were recorded as restricted stock award expense from June 27, 2002 through September 30, 2003, of which $35 million was recorded in 2003 and $28 million in 2002. The increase in the initial public offering restricted stock award expense in 2003 related to the timing of the vesting of the awards offset by the inclusion of only nine months of expenses in 2003 as a result of the Distribution and de-consolidation of Hewitt Associates. As a result of the Distribution and de-consolidation of Hewitt Associates, we will no longer incur restricted stock expense.

Other Operating Expenses

Other operating expenses were $278 million in 2003, $342 million in 2002 and $322 million in 2001. These expenses decreased by 19% in 2003 and increased by 6% in 2002. As a result of the Distribution and de-consolidation of Hewitt Associates, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the other operating expenses of Hewitt Associates for the nine months ended June 30, 2003. As such, other operating expenses in 2003 are not comparable to other operating expenses for 2002 and 2001. For a more meaningful comparison, other operating expenses for 2003 will be compared to other operating expenses for the nine-month period ending June 30, 2002. Other operating expenses were $278 million in 2003 compared to $250 million in the nine months ended June 30, 2002. As a percentage of HR services revenues, other operating expenses decreased to 19% in 2003, from 20% in the nine months ended June 30, 2002. The decrease as a percentage of net revenue was primarily the result of revenue growing at a faster rate than other operating expenses. The $28 million increase in other operating expenses primarily reflects the inclusion of Bacon & Woodrow since the acquisition, increased depreciation and amortization expenses on computer equipment and software and increased computer maintenance expenses, partially offset by lower telecommunication expenses in our Outsourcing segment over the prior year. There was a $21 million increase in other operating expenses in 2002 from 2001, which primarily reflects the inclusion of Bacon & Woodrow since the acquisition on June 5, 2002, along with increased spending in technology and maintenance expense in Outsourcing, offset in part by lower depreciation expenses on computer equipment and lower software maintenance expenses. Adjusting for the effects of the acquisition in 2002 and Sageo expenses of $9 million in 2001, other operating expenses as a percentage of HR services revenues was 20% in 2002 and 21% in 2001. The decrease as a percentage of net revenues in 2002 was primarily the result of revenue growing at a faster rate than other operating expenses and leveraging prior technology and occupancy costs to support expanded and new business.

Selling, General and Administrative Expenses

SG&A expenses were $70 million in 2003, $76 million in 2002, and $88 million in 2001. These expenses decreased by 8% in 2003 and by 13% in 2002. As a result of the Distribution and de-consolidation of Hewitt Associates, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the SG&A expenses of Hewitt Associates for the nine months ended June 30, 2003. As such, SG&A expenses in 2003 are not comparable to SG&A expenses for 2002 and 2001. For a more meaningful comparison, SG&A expenses for 2003 will be compared to SG&A expenses for the nine-month period ending June 30, 2002. SG&A expenses were $70 million in 2003, compared to $57 million in the nine months ended June 30, 2002, an increase of 23%. As a percentage of net revenues, SG&A expenses remained flat at 5% in 2003 and for the nine months ended June 30, 2002. SG&A expenses increased $13 million in 2003 over the nine months ended June 30, 2002, which primarily reflects the inclusion of Bacon & Woodrow and increased travel and insurance expense in 2003, partially offset by lower bad debt expense. In the nine months ended June 30, 2002, travel expenses were lower and bad debt expenses were higher following the events of September 11, 2001. There was a $3 million increase in SG&A expenses in 2002, after excluding the effects of Sageo of $14 million in 2001, which primarily reflects the operations of Bacon & Woodrow since the acquisition on June 5, 2002, offset in part by lower client-related and internal travel-related expenses. Travel expenses were lower in 2002 following the events of September 11, 2001. Adjusting for the effects of the acquisition in 2002 and Sageo in 2001, SG&A expenses as a percentage of HR services revenues was 5% in 2002 and 2001.

Non-Recurring Software Charge

In the three months ended September 30, 2001, the decision was made to transition Sageo’s clients from Sageo’s website to the Total Benefit Administration™ web interface, and Sageo employees who were directly involved in supporting clients were transferred to Hewitt Associates. At that time, since we had decided to discontinue the use of the Sageo website, we wrote off our remaining investment in the Sageo software and recognized a $26 million non-recurring charge.

Other Expenses, Net

Other expenses, net totaled $35 million in income in 2003, compared to a net expense of $35 million in 2002 and $19 million in 2001. As a percentage of net revenues, other expenses, net was 2% or less in all three years. The increase resulting in income in 2003 compared to the net expense in 2002 is a result of the sales of two properties in 2003, along with a decrease in interest expense resulting from the de-consolidation of Hewitt Associates. During the second quarter of 2003, we sold a property located in Newport Beach, California at a $40 million gain. Approximately $39 million of the gain was recognized as income in the current period while $1 million of the gain was deferred since Hewitt Associates continues to occupy a significant portion of the building. The deferred gain will be recognized as income evenly over the remaining 14-year lease term. During the third quarter of 2003, we sold a property located in Norwalk, Connecticut at a $10 million gain. In 2001, other expenses, net included a non-recurring gain on an investment related to stock that Hewitt Associates received in connection with the demutualization of an insurance company that had provided health and other general insurance to it for many years. A gain of $5 million, resulting from stock price appreciation, was recorded in 2001 when the stock was sold. No such gain was recorded in 2002.

Provision for Income Taxes

Hewitt Associates’ provision for income taxes was $45 million for the year ended September 30, 2003, compared to $33 million in 2002. The increase in the provision for income taxes is primarily due to Hewitt Associates’ earnings being taxed for nine months in 2003, prior to the de-consolidation of Hewitt Associates, as compared to only four months in 2002, subsequent to Hewitt Associates’ transition to a corporate structure on May 31, 2002. Approximately $22 million of the $33 million tax expense for fiscal 2002 related to tax liabilities arising both from a mandatory change in Hewitt Associates’ tax accounting method and from the initial recording of deferred tax assets and liabilities related to temporary differences which resulted from the transition to a corporate structure. The remaining $11 million represents income tax expense arising from Hewitt Associates’ earnings between May 31, 2002, and September 30, 2002, while it operated as a corporation. The non-recurring, non-cash $18 million compensation expense resulting from our owners receiving more than their proportional share of total capital, without offset for those owners who received less than their proportional share in conversion of owners’ capital into Hewitt Associates’ common stock, was not deductible.

Segment Results

Hewitt Associates operates many of the administrative and support functions of its business through centralized shared service operations, an arrangement that it believes is the most economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt Associates utilizes a client development group that markets the entire spectrum of their services and devotes its resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments; rather, they are included in unallocated shared costs. The costs of information services and human resources, however, are allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount. Operating income before unallocated shared costs is referred to as “segment income” throughout this discussion.

Reconciliation of Segment Results to Total Company Results

(in thousands)

Business Segments	Year Ended September 30,
	2003	2002	2001
Outsourcing (1)
HR services revenues before reimbursements (net revenues) (2)	$908,187	$1,115,462	$951,884
Segment income before non-recurring software charge (2)(3)	181,628	272,702	164,425
Segment income (2)(3)	181,628	272,702	137,956

Consulting (4)
HR services revenues before reimbursements (net revenues) (2)	$545,075	$600,735	$523,777
Segment income (2)(3)	102,618	161,787	168,766

Total Company
HR services revenues before reimbursements (net revenues) (2)	$1,453,262	$1,716,197	$1,475,661
Related part rental revenues (2)	5,711	—	—
Third party rental revenues (2)	1,681	3,477	3,694

Total revenues before reimbursements (net revenues)	1,460,654	1,719,674	1,479,355
Reimbursements	40,395	33,882	26,432

Total revenues	$1,501,049	$1,753,556	$1,505,787

Segment income before non-recurring software charge	$284,246	$434,489	$333,191
Non-recurring software charge	—	—	26,469

Segment income (2)(3)	284,246	434,489	306,722
Charges not recorded at the Segment level (5):
One-time charges	—	26,143	—
Restricted stock awards (2)(3)(6)	35,193	27,525	—
Unallocated shared costs (2)(3)	126,833	140,501	121,020

Operating income – Hewitt Associates (2)(3)	122,220	240,320	185,702
Hewitt Holdings LLC rental revenues (7)	7,392	3,477	3,694
Other operating income (expenses) – Hewitt Holdings LLC and Property Entities (7)	6,032	12,869	(786)

Operating income (2)(3)	$135,644	$256,666	$188,610

(1)	The fiscal year 2001 Outsourcing results include the results of Sageo prior to the decision to transition Sageo clients from Sageo’s website to the Total Benefits Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt Associates. In the year ended September 30, 2001, stand-alone company expenses were eliminated and Sageo website development spending ceased. Sageo contributed $10 million of Outsourcing net revenues and reduced segment income by $73 million for the year ended September 30, 2001.

(2)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the consolidated results of Hewitt Associates for the nine months ended June 30, 2003.

(3)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation as compensation and related expenses in arriving at segment income.

(4)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in our Consulting segment results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

(5)	In connection with Hewitt Associates’ transition to a corporate structure, the following one-time charges were incurred: a) $8 million of non-recurring compensation expense related to the establishment of a vacation liability for owners and b) $18 million of non-recurring compensation expense resulting from certain owners receiving more Hewitt Associates’ common stock than their proportional share of total capital, without offset for those owners who received less than their proportional share.

(6)	Compensation expense of $35 and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of restricted stock awards.

(7)	For historical periods, Hewitt Associates’ consolidated segment results include the majority of the occupancy costs under operating and capital leases. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities have not been allocated to the segments. Included in other operating income (expenses) is the elimination of intercompany charges included in the segment results. In fiscal year 2001, other operating income (expenses) include deferred compensation expense of $15 million. The related plan was terminated in 2002.

Outsourcing

Fiscal Years Ended September 30, 2003, 2002 and 2001

Outsourcing HR services revenues were $908 million in 2003, $1,115 million in 2002, and $952 million in 2000. Net revenues decreased by 19% in 2003, increased by 17% in 2002, and increased by 19% in 2001. As a result of the Distribution and de-consolidation of Hewitt Associates, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the consolidated operations of Hewitt Associates for the nine months ended June 30, 2003. As such, Outsourcing HR services revenues in 2003 is not comparable to Outsourcing HR services revenues for 2002 and 2001. For a more meaningful comparison, Outsourcing HR services revenues for will be compared to Outsourcing HR services revenues for the nine-month period ending June 30, 2002. Outsourcing HR services revenues increased by 10% to $908 million in 2003, compared to $828 million in the nine months ended June 30, 2002. A portion of this growth was due to the addition of revenues from the newly acquired Cyborg and the benefit administration business of the Northern Trust Corporation. Excluding the effects of the Cyborg and the Northern Trust Corporation benefit administration business, Outsourcing HR services revenues would have increased 9% in 2003 over the nine months ended June 30, 2003. For year ended September 30, 2003, approximately two-thirds of the Outsourcing HR services revenue growth over the nine-month period ended June 30, 2002, was from the addition of new clients and approximately one-third of the growth from expanding services with existing clients. Approximately one-quarter of the HR services revenue growth in 2002 was a result of adding new clients with the remainder of the growth from expanding servicing with existing clients.

Outsourcing segment income, before the non-recurring software charge in 2001, as a percentage of outsourcing HR services revenues was 20% for nine months in 2003, 24% in 2002, and 17% in 2001. Excluding the effects of Sageo’s $73 million of operating losses in 2001 and including estimated owner compensation of $22 million and $32 million in 2002 and 2001, respectively, segment income as a percentage of Outsourcing HR services revenues was 20% for nine months in 2003 and 22% and 19% in 2002 and 2001, respectively. The decrease in margin in 2003 from 2002 primarily relates to our continued investment in the development of our workforce management service offering. The margin improvement in 2002 over 2001 reflects the leveraging of our technology and occupancy costs, as well as efforts to improve efficiencies with current clients.

Consulting

Fiscal Years Ended September 30, 2003, 2002 and 2001

Consulting HR services revenues were $545 million in 2003, $601 million in 2002, and $524 million in 2001. HR services revenues decreased by 9% in 2003, increased by 15% in 2002, and increased by 10% in 2001. As a result of the Distribution and de-consolidation of Hewitt Associates, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the consolidated operations of Hewitt Associates for the nine months ended June 30, 2003. As such, Consulting HR services revenues in 2003 is not comparable to Consulting HR services revenues for 2002 and 2001. For a more meaningful comparison, Consulting HR services revenues for 2003 will be compared to Consulting HR services revenues for the nine-month period ending June 30, 2002. Consulting HR services revenues increased by 31% to $545 million in 2003 compared to $415 million in the nine months ended June 30, 2002. Consulting HR services revenues increased primarily as a result of the June 2002 acquisition of the benefits consulting business of Bacon & Woodrow. A portion of this growth was also due to favorable foreign currency translation from the strengthening of European currencies relative to the U.S. dollar year over year and consolidation of Hewitt Associates’ Dutch affiliate upon purchase of the remaining interest in that affiliate in the first quarter of 2003. Including the results of Bacon & Woodrow in the nine months ended June 30, 2002, and excluding the effects of the acquisition of Hewitt Associates’ Dutch affiliate and favorable foreign currency translation, Consulting HR services revenues would have increased by approximately 1% in 2003 over the comparable prior year period. This increase was a result of growth in retirement plan and health benefit management consulting offset by a decrease in HR services revenue from Hewitt Associates’ more discretionary consulting services over the prior comparable period. Adjusted for the effects of these acquisitions and favorable foreign currency translation, Consulting HR services revenues increased 6% for 2002 over 2001. Growth in retirement plan and health benefit management consulting was offset by declines in demand for our more discretionary consulting services in 2002 over 2001.

Consulting segment income as a percentage of consulting HR services revenues was 19% for nine months in 2003, 27% in 2002 and 32% in 2001. Adjusting for effects of the acquisitions in 2003 and 2002 and including estimated owner compensation of $57 million and $79 million in 2002 and 2001, respectively, segment income as a percentage of Consulting HR services revenues was 19% for nine months in 2003 and 16% and 15% in 2002 and 2001, respectively. The increase in margins between 2003 and 2002 is primarily due to an increase in retirement plan and health benefit consulting services over our more discretionary consulting services which were down due to continued soft demand for those services in 2002 and 2003.

Quarterly Results

The following tables set forth the unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Due to significant events and transactions affecting comparability between periods, please see additional footnotes below. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in millions.

	Fiscal 2003				Fiscal 2002
	1st Qtr (1)	2nd Qtr (1)	3rd Qtr (1)	4th Qtr (2)	1st Qtr	2nd Qtr	3rd Qtr (1) (3)	4th Qtr (1)
Revenues:
HR services revenues before reimbursements (net revenues)	$480	$478	$495	$—	$404	$409	$430	$473
Related party rental revenues	—	—	—	6	—	—	—	—
Third party rental revenues	1	—	—	—	1	1	1	1

Total revenues before reimbursements (net revenues)	481	478	495	6	405	410	431	474
Reimbursements	14	14	13	—	7	7	9	11

Total revenues	495	492	508	6	412	417	440	485
Operating expenses:
Compensation and related expenses, excluding restricted stock awards (4)	312	310	319	—	218	226	273	300
Restricted stock awards (5)	25	5	6	—	—	—	1	27
Reimbursable expenses	14	14	13	—	7	7	9	11
Other operating expenses	92	91	93	2	82	83	85	92
Selling, general and administrative expenses	20	25	26	(1)	14	21	22	19

Total operating expenses	463	445	457	1	321	337	390	449

Operating income	33	47	51	5	91	80	50	36
Other expenses, net	(6)	9	3	29	(8)	(10)	(7)	(10)

Income before taxes, minority interest and owner distributions (6)	27	56	54	34	$83	$70	43	26

Provision for income taxes (4)	10	16	18	—			25	9

Income after taxes and before minority interest and owner distributions	17	40	36	34			18	17
Minority interest	4	7	7	—			(1)	3

Income after taxes and minority interest and before owner distributions	$13	$33	$29	$34			$19	$14

(1)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and their consolidated results are included in our results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates (see Note 6 to our consolidated financial statements for fiscal 2003).

(2)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the consolidated results of Hewitt Associates for the nine months ended June 30, 2003.

(3)	During the month of June 2002, the portion of the third quarter of 2002 during which Hewitt Associates operated as a corporation, Hewitt Associates also incurred several one-time charges totaling $48 million (see Note 3 to our consolidated financial statements for fiscal 2003) related to Hewitt Associates’ transition to a corporate structure, which resulted in a net loss.

(4)	In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, our owners who worked in the business became Hewitt Associates’ employees and Hewitt Associates began to record their compensation in compensation and related expenses. Hewitt Associates also became subject to corporate income taxes. Compensation for services rendered by our owners has not been reflected in the consolidated financial statements for periods prior to Hewitt Associates’ transition to corporate structure on May 31, 2002. Prior to Hewitt Associates’ transition to a corporate structure, Hewitt Associates operated as a limited liability company and our owners were compensated through distributions of income rather than through salaries, benefits and performance-based bonuses.

(5)	Compensation expense of $35 million and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of restricted stock awards.

(6)	Income before taxes, minority interest and owner distributions as a limited liability company is not comparable to income after taxes and minority interest and before owner distributions because (i) compensation and related expenses does not include compensation expenses related to our owners since these individuals received distributions of income rather than compensation and (ii) Hewitt Associates incurred no firm-level income tax.

Seasonality and Inflation

HR Services revenue and income varies over the fiscal year. Within the Outsourcing segment, Hewitt Associates generally experiences a seasonal increase in its fourth and first fiscal quarter revenues because its clients’ benefit enrollment processes typically occur during the fall. In contrast, within the Consulting segment, Hewitt Associates typically experiences a seasonal peak in the third and fourth fiscal quarters which reflects its clients’ business needs for these services. We believe inflation has had little effect on our results of operations during the past three years.

Pro Forma Results of Operations

On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. The following pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2002, the beginning of fiscal 2003, and exclude any non-recurring adjustments, to allow for comparability.

The historical results of the Company in the following pro forma consolidated income statements for fiscal 2003, include consolidated Hewitt Associates’ results for the first nine months of fiscal 2003. The Hewitt Associates historical results reflect Hewitt Associates’ results through June 30, 2003.

The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Year Ended September 30, 2003
	Hewitt Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements (net revenues)	$1,453,262	$(1,453,262)	$—		$—
Related party rental revenues	5,711	—	17,126	(a)	22,837
Third party rental revenues	1,681	—	—		1,681

Total revenues before reimbursements (net revenues)	1,460,654	(1,453,262)	17,126		24,518
Reimbursements	40,395	(40,395)	—		—

Total revenues	1,501,049	(1,493,657)	17,126		24,518
Operating expenses:
Compensation and related expenses, excluding restricted stock awards	941,774	(941,758)	—		16
Restricted stock awards	35,193	(35,193)	—		—
Reimbursable expenses	40,395	(40,395)	—		—
Other operating expenses	277,966	(285,022)	17,126	(a)	10,735
			665	(b)
Selling, general and administrative expenses	70,077	(69,069)	—		1,008

Total operating expenses	1,365,405	(1,371,437)	17,791		11,759

Operating income	135,644	(122,220)	(665)		12,759
Other expenses, net:
Interest expense	(29,716)	15,053	(445	)(c)	(15,108)
Interest income	2,020	(1,770)	—		250
Gains on disposal of properties	60,377	—	—		60,377
Other income (expense), net	2,233	(582)	1,509	(d)	3,160

Other expenses, net	34,914	12,701	1,064		48,679

Income before taxes, minority interest and owner distributions	170,558	(109,519)	399		61,438
Provision for income taxes	(44,811)	44,811	—		—

Net income		$(64,708)

Income after taxes and before minority interest and owner distributions	125,747		399		61,438
Minority interest	(18,351)		18,351	(e)	—

Income after taxes and minority interest and before owner distributions	$107,396		$18,750		$61,438

(a)	Represents rental income from Hewitt Associates for the nine months ended June 30, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.

(c)	Represents Hewitt Associates interest expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.

(d)	An adjustment to record the estimated equity earnings of the Company’s remaining investment in Hewitt Associates as if the Company had its approximate 2% ownership interest in Hewitt Associates for the first nine months of 2003.

(e)	An adjustment to eliminate the minority interest generated prior to the de-consolidation of Hewitt Associates.

On a pro forma basis, the Company’s net revenues were $25 million compared to its actual net revenues of $1,461 million for the year ended September 30, 2003. The difference in the net revenues is attributable to the deduction of the Hewitt Associates HR services revenues for the nine months ended June 30, 2003, offset by the inclusion of a full twelve months of related party rental revenues on a pro forma basis.

On a pro forma basis, the Company’s net income was $61 million compared to its actual net income of $107 million for the year ended September 30, 2003. The difference is attributable to: (1) the exclusion of the Hewitt Associates operations for all periods, on a pro forma basis; (2) the inclusion of related party rental revenues as if Hewitt Associates was not consolidated for the entire period; and (3) the inclusion of estimated equity earnings for the Company’s remaining investment in Hewitt Associates as if the Company accounted for its investment in Hewitt Associates under the equity method of accounting for the entire year.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities, credit tenant notes and term notes. Hewitt Associates’ transition to a corporate structure in May 2002, and its initial public offering in June 2002, provided access to new forms of debt and equity financing for Hewitt Associates to fund new investments and acquisitions as well as to meet ongoing capital resource needs. Subsequent to the incorporation of Hewitt Associates and Hewitt Associates’ initial public offering, Hewitt Holdings has met working capital requirements with internally generated funds and funds from sales of real estate. The table below summarizes the historical cash flows of Hewitt Holdings (and Hewitt Associates through July 1, 2003) for the periods presented:

Summary of Historical Cash Flows	Year ended September 30,
(in thousands)	2003*	2002	2001
Cash provided by:
Operating activities	$194,726	$367,022	$350,327
Cash used in:
Investing activities	(30,941)	(36,112)	(102,329)
Financing activities	(333,158)	(228,632)	(198,828)
Effect of exchange rates on cash	1,574	2,065	(595)

Net increase (decrease) in cash and cash equivalents	(167,799)	104,343	48,575
Cash and cash equivalents at beginning of period	173,736	69,393	20,818

Cash and cash equivalents at end of period	$5,937	$173,736	$69,393

*	Includes only 9 months of Hewitt Associates operations.

For the years ended September 30, 2003, 2002 and 2001, cash provided by operating activities was $195 million, $367 million and $350 million, respectively. The decrease in cash flows provided by operating activities in 2003 over 2002 was primarily due to the inclusion of only nine months of Hewitt Associates operations in 2003 as a result of the Distribution and subsequent de-consolidation of Hewitt Associates. The decrease was also a result of the inclusion of nine months of compensation and related expenses in 2003 related to Hewitt Holdings owners and nine months of corporate income taxes, both stemming from Hewitt Associates’ transition to a corporate structure on May 31, 2002, compared to four months of such expenses in 2002. Prior to May 31, 2002, the distributions to Hewitt Holdings’ owners were paid out of cash flows from financing activities as capital distributions, and Hewitt Associates did not pay corporate income taxes when it operated as a limited liability company. The increase in cash flows from operating activities in 2002 from 2001 was primarily due to an increase in accrued expenses and income after taxes and minority interest and before owner distributions.

For the years ended September 30, 2003, 2002 and 2001, cash used in investing activities was $31 million, $36 million and $102 million, respectively. The decrease in cash used in investing activities was primarily due to the inclusion of only nine months of Hewitt Associates operations in 2003 as a result of the Distribution and subsequent de-consolidation of Hewitt Associates and the receipt of $84 million of proceeds from our sales of our office properties in Newport Beach, California, and Norwalk, Connecticut, offset by an increase in cash paid for acquisitions (see Note 6 to the consolidated financial statements).

For the year ended September 30, 2003, 2002 and 2001, cash used in financing activities was $333 million, $229 million and $199 million, respectively. In fiscal 2001, capital distributions had been a function of the timing of discretionary withdrawals by Hewitt Holdings’ owners and the needs of Hewitt Holdings for the construction of facilities for use by Hewitt Associates and Affiliates. Subsequent to May 31, 2002, the date of Hewitt Associates’ transition to a corporate structure, distributions to our owners were replaced by compensation and related expenses, which affected the net cash provided by operating activities. The increase in cash used in financing activities in 2003 over 2002 is primarily due to the Distribution and subsequent de-consolidation of Hewitt Associates, which resulted in a distribution of $163 million and by the receipt of the initial public offering proceeds in 2002. These increases were offset by a decrease in capital distributions to our owners. In fiscal 2003, repayments exceeded borrowings by $39 million primarily due to the repayment of borrowings from cash generated from the sale of properties and operations. The increase in cash used in financing activities in 2002 from 2001 was primarily due to increased capital distributions, offset by the receipt of the Hewitt Associates’ initial public offering proceeds. In fiscal 2002, repayments exceeded borrowings by $68 million primarily due to the repayment of borrowings with proceeds from Hewitt Associates’ initial public offering.

Cash and cash equivalents were $6 million, $174 million, and $69 million at September 30, 2003, 2002, and 2001, respectively. Cash and cash equivalents decreased by $168 million or 97% in 2003 and increased by $104 million or 150% in 2002. Cash and cash equivalents decreased in 2003 primarily due to the de-consolidation of Hewitt Associates, which resulted in a distribution of $163 million. Cash and cash equivalents increased in 2002 primarily due to the receipt of proceeds from Hewitt Associates’ initial public offering, partly offset by the payment of owner distributions before incorporation and the reduction of debt after the offering.

Commitments

Significant ongoing commitments consist of debt. The following table shows the minimum future debt required under existing debt agreements as of September 30, 2003.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2004	2005 -2006	2007 - 2008	Thereafter
	(in millions)
Debt	$214	$9	$19	$22	$164

We have related party operating leases with Hewitt Associates. The minimum aggregate lease receipts on these leases totaled $465 million as of September 30, 2003. The following are real estate leases outstanding as of September 30, 2003:

Holdings Property Entity	Location	Commencement Date	Expiration Date
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Overlook Associates	Lincolnshire, Illinois	*	*

*	Hewitt Associates has several leases of various terms with Overlook Associates. The first began in 1989 and the last will expire in 2017.

Total lease receipts from Hewitt Associates were $34 million in 2003, $40 million in 2002 and $39 million in 2001. The leases were entered into on terms comparable to those which would have been obtained in an arm’s length transaction. Substantially all of the activities of Hewitt Holdings’ property entities involve assets that are leased to Hewitt Associates. We refer you to Note 17 of our consolidated financial statements for more information regarding these related party leases.

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, totaling $214 million as of September 30, 2003, bearing interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

On November 26, 2002, we obtained a $55 million line of credit facility. Borrowings under the facility accrued interest at adjusted LIBOR plus 175 basis points or the prime rate, at our option. All borrowings were repaid prior to the expiration of the facility on June 30, 2003.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners which would result in a default. At September 30, 2003, we were in compliance with the terms of our debt agreements.

We believe that the existing funds and access to financing which is secured by real property or other assets will satisfy our expected cash distributions to owners and other requirements of Hewitt Holdings for at least the next 12 months.

New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated results of operations and financial position.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or a disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption did not have a material impact on the Company’s current financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is currently evaluating the requirements and impact of FIN No. 46 on its consolidated results of operations and financial position.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments.

•	The cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in our core markets could have a material adverse effect on our results.

•	Changes in interest rates and the availability of financing.

•	Competition from other properties in our core markets.

•	Further declines in the overall economic activity in our core markets.

•	The bankruptcy, insolvency or credit deterioration of our tenant.

•	The need to periodically renovate, repair and re-lease space and the costs thereof.

•	Increases in maintenance, insurance and operating costs.

•	Civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

•	Changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets could result in increased premium costs and/ or higher self retention of risks.

•	Changes in market rental rates and our ability to rent space on favorable terms could adversely impact our results.

•	Changes in Hewitt Associates’ performance may affect the value of our investment in Hewitt Associates, thus impacting our results.

For a more detailed discussion of risks which affect Hewitt Associates’ business, see the information under the heading “Risk Factors” in Hewitt Associates’ Registration Statements on Form S-3 (File No. 333-105560) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates. Historically, we have not entered into hedging transactions, such as foreign currency forward contracts or interest rate swaps, to manage this risk due to our low percentage of foreign debt and restrictions on our fixed rate debt. However, in August 2001, Hewitt Associates purchased a £150 million foreign currency option to offset the foreign currency risk associated with its planned purchase of the benefits consulting business of Bacon & Woodrow. This instrument expired in May 2002. We do not hold or issue derivative financial instruments for trading purposes. At September 30, 2003, we were not a party to any hedging transaction or derivative financial instrument.

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

At September 30, 2003, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At September 30, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $7.7 million. At September 30, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $7.4 million.

Item 8.	Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV beginning on page 51.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure for the 2003 fiscal year.

Item 9A.	Controls and Procedures

Our Chairman and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The business and affairs of the Company are managed by an Executive Committee which consists of five members. The responsibilities of the Executive Committee include managing and disposing of the Company’s real estate assets.

The Executive Committee is comprised of the following persons:

•	David L. Hunt, Chairman (age 59) has been Chairman of the Company’s Executive Committee since October 1, 2002. Prior to that time he was Vice-Chairman of the Executive Committee and served as a member at various times since 1978. Mr. Hunt was the manager of Hewitt Associates’ East Region Retirement and Financial Management practice, in Norwalk, Connecticut from 1976 until his retirement in December, 2002. Prior to that he was a consulting actuary. Mr. Hunt joined the firm in 1966 as an actuary. He is a member of the Society of Actuaries and the American Academy of Actuaries.

•	Monica M. Burmeister (age 50) has been the Retirement and Financial Management – Line of Business Leader of Hewitt Associates since 2001. Prior to her current role, Ms. Burmeister managed Hewitt Associates’ actuarial practice in the Midwest U.S. Market Group. She joined Hewitt Associates in 1976. She is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

•

Maryann Laketek (age 55) serves as a Managing Consultant in Hewitt Associates’ Chicago office and has served as the Midwest Market Group Leader for the Managing Consultant practice. Ms. Laketek joined Hewitt

Associates as a Managing Consultant in 1984 with 14 prior years of actuarial and consulting experience. She is a Member of the American Academy of Actuaries and an Enrolled Actuary (retired status).

•	Mark T. Mitter (age 48) serves as the Global Finance Leader for the Outsourcing Line of Business. Previously, he served as the firm’s Practice Leader for Defined Benefits Administration and as the Defined Benefits Practice Leader for the East Market Group. Mr. Mitter joined Hewitt Associates in 1980.

•	Gerald I. Wilson (age 65) is Vice-Chairman of the Company’s Executive Committee, having served on the Committee since 1973 and as Chairman from January, 1982 through September, 2002. Mr. Wilson held a number of senior positions within Hewitt Associates until his retirement in December, 2002. Mr. Wilson joined Hewitt Associates in 1962 as an actuary. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

Audit Committee

The Company does not have an audit committee or other committee of the Executive Committee that performs similar functions and, consequently, has not designated an audit committee financial expert. Further, the Company believes that, due to its limited operations and level of activity, the services of an audit committee financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the members of the Company’s Executive Committee, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of equity securities of the Company. Members of the Executive Committee and greater-than-ten-percent equity holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no reports were required, during the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to the members of its Executive Committee and greater-than-ten-percent equity holders were satisfied.

Code of Ethics

The Company has not adopted a code of ethics for its principal executive officer, principal financial officer or principal accounting officer due to the fact that the Company has no employees and the Executive Committee, which consists of five members, manages the business and affairs of the Company. The Executive Committee will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted. In the meantime, the Executive Committee intends to promote honest and ethical conduct, full and fair disclosure in the Company’s reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11.	Executive Compensation.

The members of the Executive Committee do not receive any compensation for services as committee members. The Company does not maintain any retirement, pension, profit sharing, stock option or similar plans for the benefit of the members of the Executive Committee or any other persons.

The Company has no employees. Ms. Burmeister, Ms. Laketek and Mr. Mitter are employed by Hewitt Associates and are separately compensated by Hewitt Associates for services rendered to Hewitt Associates. Mr. Hunt and Mr. Wilson are retired from Hewitt Associates and receive a per diem payment of $1,000 for consulting services which may be rendered to the Company. During the 2003 fiscal year, $31,000 has been paid to Mr. Hunt and $0 has been paid to Mr. Wilson for such services.

Summary Compensation Table

The following table sets forth compensation paid in fiscal 2003 by Hewitt Associates to the three members of the Executive Committee who are employed by Hewitt Associates:

Name	Fiscal Year Ended	Salary (1)(2)	Bonus (1)(3)	Securities Underlying Options	All Other Compensation (4)
Monica M. Burmeister	2003	$410,000	$155,000	15,500	$53,104
	2002	$386,667	$496,433	16,900	$23,024

Maryann Laketek	2003	$300,000	$87,750	7,000	$35,379
	2002	$290,000	$336,569	8,400	$15,582

Mark T. Mitter	2003	$320,000	$119,080	8,000	$40,512
	2002	$305,000	$425,476	8,400	$17,321

(1)	Prior to June 1, 2002, Hewitt Associates operated as a limited liability company and the Executive Committee members were compensated through distributions of income from Hewitt Holdings. Amounts in the Salary column for periods prior to June 1, 2002 consist of distributions of a base level of expected income for the 2002 fiscal year. Amounts in the Bonus column for periods prior to June 1, 2002 consist of additional distributions of income for the 2002 fiscal year determined after completion of the fiscal year. Neither column includes proceeds from the disposition of real estate or return on invested capital. The return on invested capital for each Executive Committee member was determined at a rate of 15% for a portion of their invested capital and at a rate of 10% on the remainder of their invested capital. These amounts are not comparable to executive compensation in the customary sense. As a result of Hewitt Associates’ transition to a corporate structure, which was completed on May 31, 2002, the Executive Committee members no longer earned a return on invested capital in this manner since the invested capital was distributed, in part, to the Executive Committee members and exchanged, in part, for shares of Hewitt Associates Class B common stock.

(2)	The fiscal 2002 figures include base salary from June 1, 2002 through September 30, 2002 in the following amounts: Ms. Burmeister—$126,667; Ms. Laketek—$96,667; and Mr. Mitter—$101,667.

(3)	The fiscal 2002 figures include bonuses from June 1, 2002 through September 2002 in the following amounts: Ms. Burmeister—$61,433; Ms. Laketek—$36,569; and Mr. Mitter—$45,476.

(4)	Represent Hewitt Associates, Inc. Global Profit Sharing and Deferred Compensation Plan contributions earned through the end of fiscal years 2002 (June 1 through September 30) and 2003. Actual contributions for fiscal year 2003 will be made on December 31, 2003, or soon thereafter as practicable.

Stock Option Grants

The following table lists the members of the Executive Committee and provides details regarding the stock options granted by Hewitt Associates in fiscal 2003 to employees of Hewitt Associates who are also members of the Executive Committee. No shares of restricted stock or stock appreciation rights (SARs) were granted to the Executive Committee members in fiscal 2003.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Value at Assumed Annual Rates of Stock Appreciation (1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/ share)	Expiration Date (2)

Name					5%	10%
David L. Hunt	—	—	—	—	—	—
Monica M. Burmeister	15,500	0.41%	$24.10	7/1/2013	$234,980	$595,355
Maryann Laketek	7,000	0.19%	$24.10	7/1/2013	$106,120	$268,870
Mark T. Mitter	8,000	0.21%	$24.10	7/1/2013	$121,280	$307,280
Gerald I. Wilson	—	—	—	—	—	—

(1)	The potential realizable value is based on the appreciated value of Hewitt Associates’ Class A common stock minus the per share exercise price, multiplied by the number of shares subject to the option. The appreciated value of the common stock is calculated assuming that the fair market value of the common stock on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option. The appreciated value of the common stock is calculated assuming that the fair market value of the common stock on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option. The 5% and 10% rates of appreciation are set by the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future increases in the price of shares of common stock.

(2)	Vest twenty-five percent (25%) per year on July 1 of each year over a four-year period commencing July 1, 2004. Pursuant to the Hewitt Associates’ Global Stock Plan, the options would become fully vested upon a change in control of Hewitt Associates.

Option Exercise Table

The following table provides information regarding the exercise of Hewitt Associates stock options in fiscal 2003 by the members of the Executive Committee and the fiscal year-end value of unexercised options.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In - the-Money Options at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
David L. Hunt	—	—	12,000	—	$64,200	—
Monica M. Burmeister	—	—	4,225	28,175	$22,604	$71,686
Maryann Laketek	—	—	2,100	13,300	$11,235	$35,455
Mark T. Mitter	—	—	2,100	14,300	$11,235	$35,705
Gerald I. Wilson	—	—	23,000	—	$123,050	—

(1)	Based on a closing price of $24.35 per share of Hewitt Associates Class A common stock on September 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each owner has a percentage interest in the Company that determines his or her share of profit or loss from operations (including the sale of real estate) from June 1, 2002. This interest is referred to as a “Percentage Interest” and is expressed as a percentage of such profit or loss of Hewitt Holdings excluding the profit or loss of Hewitt Associates. In addition, each owner has a capital account that reflects the owner’s share of profit or loss from operations which has not been distributed to owners and, in the case of certain owners resident outside the United States, the owner’s allocation of Class B common stock of Hewitt Associates held by the Company for the benefits of such owners. The Percentage Interests and the owners’ capital accounts are collectively referred to as the “limited liability company interests” or as “LLC Interests.”

The interest of certain owners who are retired from the business in the profit or loss from operations is contingent on the current owners receiving a threshold level of distributions from the Company. Only after the threshold is met will these owners receive any allocations of profit or loss.

The ownership interests in the Company of the members of the Executive Committee are set forth below. No person has more than a five percent interest in the Company.

Executive Committee Member	Percentage Interest
David L. Hunt, Chairman	1.34%
Monica M. Burmeister	0.67%
Maryann Laketek	0.40%
Mark T. Mitter	0.47%
Gerald I. Wilson, Vice Chairman	1.94%

To the knowledge of the Company, there are no arrangements which would or could result in a change in control of the Company at any subsequent date.

Item 13.	Certain Relationships and Related Transactions.

Hewitt Associates’ Transition to a Corporate Structure

Hewitt Associates’ transition to a corporate structure, which was completed on May 31, 2002, was accomplished through the following transactions:

•	Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of the Company.

•	Hewitt Associates LLC distributed $153 million of accounts receivable and $55 million of cash to Hewitt Holdings to fund a distribution to owners of previously undistributed accumulated earnings prior to its transition to a corporate structure.

•	In exchange, the Company transferred all of the ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc., thereby making Hewitt Associates LLC a wholly-owned subsidiary of Hewitt Associates, Inc., and the owners of the Company (with the exception of retired owners) became employees of Hewitt Associates or one of its subsidiaries.

•	The Company received an aggregate of 70,819,520 shares of Class B common stock of Hewitt Associates, Inc. See “Certain Relationships and Related Party Transactions—Distribution of Shares of Class B Common Stocks of Hewitt Associates by the Company” below.

•	Each owner exchanged his or her interest in Hewitt Holdings for an indirect interest in the shares of Class B common stock of Hewitt Associates issued to Hewitt Holdings on behalf of the owner. The number of shares issued on behalf of each owner in the exchange was a function of the owner’s salary, age and years of service with Hewitt Associates.

On July 1, 2003, Hewitt Holdings distributed such shares of Class B common stock to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. The effect of the Distribution was to convert an owner’s indirect interest in an identifiable number of shares held by Hewitt Holdings on the owner’s behalf into a direct interest in the same number of shares.

Distribution Agreement

In connection with Hewitt Associates’ transition to a corporate structure, Hewitt Associates distributed approximately $153 million of accounts receivable and $55 million of cash to the Company pursuant to a distribution agreement. This assignment was without recourse to Hewitt Associates and was used to fund a distribution to owners of accumulated earnings. Hewitt Associates agreed to act as a collection agent for the Company.

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Company, primarily in the financial, real estate and legal departments, as may be requested by the Company from time to time. The Company will pay Hewitt Associates an annual fee of $50,000 for basic services. Hewitt Associates may charge the Company separately for additional services on a time and materials basis. Through September 30, 2003, fees for all services Hewitt Associates has provided under the services agreement, totaling $425,208 in 2003 and $16,667 in 2002, have been paid by Hewitt Holdings.

Real Estate

Hewitt Holdings owns the following office real estate assets and leases the office space to Hewitt Associates. Each lease was entered into on terms comparable to those which would have been obtained in an arm’s length transaction.

Hewitt Holdings Property Entity	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage

Hewitt Properties I Lincolnshire, Illinois	November 25, 1998	November 24, 2018	$560	Option to renew for two consecutive 5-year terms	489,000

Hewitt Properties II Lincolnshire, Illinois	December 30, 1999	December 29, 2019	$342	Option to renew for two consecutive 5-year terms	330,000

				Option to purchase building

Hewitt Properties III Lincolnshire, Illinois	May 22, 1999	May 22, 2014	$357	Option to renew for two consecutive 5-year terms	326,000

				Option to purchase building

Hewitt Properties IV Orlando, Florida	March 22, 2000	March 21, 2020	$235	Option to renew for two consecutive 5-year terms	310,000

				Option to purchase building

Hewitt Properties IV The Woodlands, Texas	March 22, 2000	March 21, 2020	$431	Option to renew for two consecutive 5-year terms	414,000

				Option to purchase building

The Bayview Trust (1) Newport Beach, California	June 1, 2002	May 31, 2017	$0 through August 31, 2003	Option to renew for two consecutive 5-year terms	93,000

			$215 after August 31, 2003	Two expansion options in 2007 and 2012

(1)	On March 7, 2003, The Bayview Trust sold the Newport Beach, California property to an independent third party and Hewitt Associates entered into a lease with the purchaser.

There are three related party operating leases between Overlook Associates and Hewitt Associates covering a portion of the complex that constitutes Hewitt Associates’ global headquarters in Lincolnshire, Illinois. Overlook Associates is a majority-owned, but not a controlled investment of, Hewitt Holdings LLC. As of September 30, 2003, the minimum aggregate lease payments on these leases totaled $126 million. The material terms of each lease are set forth below:

Property	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage

One Overlook Point	June 1, 1989	May 1, 2009	$341	5 year option to extend term	212,000

Two Overlook Point	February 28, 1997	February 28, 2017	$265	Options to purchase between years 7 and 10	321,000

Three Overlook Point	December 1, 1989	February 28, 2017	$302	N/A	290,000

Total lease payments from Hewitt Associates to Hewitt Holdings and Overlook Associates were $34 million in 2003, $40 million in 2002 and $39 million in 2001. Intercompany capital lease obligations and intercompany rent expense and income have been eliminated in consolidation through the de-consolidation date of July 1, 2003. From July 1, 2003, forward, these amounts were only eliminated to the extent of Hewitt Holdings’ ownership in Hewitt Associates. As of July 1, 2003, the Company’s remaining real estate assets and the related debt and interest and depreciation expense are reflected on the consolidated balance sheet and statement of operations. We refer you to Note 16, Related Party Transactions, in the notes to the consolidated financial statements for information on these arrangements. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Distribution of Shares of Class B Common Stock of Hewitt Associates by the Company

On July 1, 2003, the Company distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings. Such shares remain subject to the same restrictions on transferability, voting and book-to-market phase-in following the distribution as they were when held by the Company. The Stockholders’ Agreement among Hewitt Associates, the Company and current and former owners and their assignees governs the rights and obligations of our owners with respect to the shares of Class B common stock which were distributed to the owners. The Company’s Operating Agreement and the Transfer Restriction Agreement between Hewitt Associates and the Company govern the rights and obligations of certain owners who continue to hold their shares of Class B common stock through the Company with respect to such shares. As to certain shares referred to as “goodwill shares”, if an owner’s employment with Hewitt Associates terminates prior to June 27, 2006 (other than as a result of an owner’s retirement (subject to certain criteria), death or disability), the number of shares the owner is entitled to receive will be reduced. The initial number of goodwill shares as of June 27, 2002, was approximately 55.6 million shares. This reduction in the number of goodwill shares is a function of the then-current book value and market value of the shares and is calculated according to the formula described below. Book value will be determined as of the end of the immediately preceding fiscal quarter and market value will be determined based on the average price of the Class A common stock of Hewitt Associates as quoted on the New York Stock Exchange for the five trading days preceding the date of termination.

Other than as a result of an owner’s retirement (subject to certain criteria), death or disability, an owner will be entitled to less than 100% of the goodwill shares at market value if such owner’s employment with Hewitt Associates terminates prior to June 27, 2006. Specifically, on June 27 of each year, if an owner is an employee of Hewitt Associates on that date, such owner’s entitlement to a portion of the goodwill shares upon a termination of employment with Hewitt Associates will increase, as follows, from book value to market value.

	Entitlement to goodwill shares at book value	Entitlement to goodwill shares at market value
On or prior to June 27, 2003	100%	0%
After June 27, 2003	75%	25%
After June 27, 2004	50%	50%
After June 27, 2005	25%	75%
After June 27, 2006	0%	100%

As to any goodwill shares that an owner is entitled to receive at market value, the owner will receive the full number of those shares. As to any goodwill shares that an owner is entitled to receive at book value, the number of shares that the owner receives will be reduced by a number of shares having an aggregate market value equal to the difference between the market value and the book value of such shares. The surrendered shares will be reallocated to the remaining owners.

If an owner who is at least 52 years of age and who has been an owner for at least ten years elects to retire, such owner will be eligible for a special retiree formula as to entitlement to goodwill shares. Such formula considers the age of the individual and the number of years that person has been an owner. Depending on the combination of these factors, such person would be entitled to between 82% and 100% of his or her goodwill shares at market value at that time.

In the event of an owner’s death or disability, the owner will be entitled to 100% of the goodwill shares at market value. In addition, if there occurs a transaction in which a person or group acquires the ownership of more than 30% of the stock of Hewitt Associates and the employment of the owner with Hewitt Associates is terminated in connection with the transaction or within two years thereafter, the owner will be entitled to 100% of the goodwill shares at market value.

The Stockholders’ Agreement provides that the restrictions on transfer of shares, if before June 27, 2004, and the provisions governing owners’ entitlement to goodwill shares at market value may not be changed without the approval of the independent directors of Hewitt Associates. Any waiver of the transfer restrictions will require a determination by the independent directors of Hewitt Associates that such action is in the best interests of Hewitt Associates or is otherwise appropriate in light of a particular individual’s economic hardship.

Registered Secondary Sales

Pursuant to a registration rights agreement entered into in June 2002, the Company has the right, on behalf of its owners, to request that Hewitt Associates register for underwritten public sale, on each of three occasions, up to 12% of the shares held by its owners, the former partners of Bacon & Woodrow and Hewitt Associates’ and Bacon & Woodrow’s key employees, subject to the determination by Hewitt Associates’ independent directors that such a sale is not contrary to the best interests of Hewitt Associates. The independent directors may consider several factors in making such a determination, including share price performance after the date of the offering, equity market conditions and Hewitt Associates’ operating results. On August 6, 2003, certain selling stockholders sold an aggregate of 9,852,865 shares of Class A common stock following a registration request under the registration rights agreement. On August 11, 2003, the underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The Company may not exercise another another registration right until February 2004.

Minimum Stock Ownership Requirements

Owners are required to hold a minimum number of shares while they are employees of Hewitt Associates. As a condition to the grant of options under the Hewitt Associates incentive compensation plan, each owner is required to maintain beneficial ownership of at least 25% of such owner’s goodwill shares while employed by Hewitt Associates.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The following table presents fees for professional audit services provided by Ernst & Young for the years ended September 30, 2003 and 2002, and fees billed for other services provided by Ernst & Young during those periods.

	For the Years
	Fiscal 2003 (5)	Fiscal 2002 (5)
Audit Fees (1)	$1,169,055	$891,310
Audit Related Fees (2)	$684,265	$2,682,061
Tax Fees (3)	$544,002	$25,000
All Other Fees (4)	$17,775	$30,000

Total	$2,415,097	$3,628,371

(1)	Audit Fees include the annual financial statement audit (including required quarterly reviews), subsidiary audits, and other procedures performed by the independent auditor to form an opinion on the Company’s consolidated financial statements.

(2)	Audit related fees in fiscal 2003 include Hewitt Associates’ secondary stock offering and associated fees, Hewitt Associates’ SAS 70 services, accounting and internal control consultations, and Hewitt Associates’ business acquisition services. Audit related fees in fiscal 2002 include Hewitt Associates’ initial public offering and associated fees and Hewitt Associates’ SAS 70 services.

(3)	Tax Fees include global transfer pricing services, and other tax planning and compliance services provided in relation to international taxes and US federal, state, local taxes.

(4)	All Other Fees in fiscal 2003 include risk management services. All other fees in fiscal 2002 include valuation services prior to Ernst & Young’s appointment as independent auditor.

(5)	Fiscal 2003 Ernst & Young fees include nine months of fees related to Hewitt Associates compared to a full year of Hewitt Associates fees in fiscal 2002.

The Executive Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1. Financial Statements—

The financial statements listed on the Index to the Financial Statements (page 53) are filed as part of this annual report.

2.	Financial Statement Schedules—

The financial statement schedule listed on the Index to the Financial Statements (page 53) is filed as part of this annual report. All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

3.	Exhibits—

The exhibits listed on the Index to Exhibits (pages 91 through 94) are filed as part of this annual report.

(b)	Reports on Form 8-K:

None.

(c)	Exhibits

The exhibits listed on the Index to Exhibits (pages 91 through 94) are filed as part of this annual report.

(d)	Financial Statement Schedules:

The financial statement schedule listed on the Index to the Financial Statements (page 53) is filed as part of this annual report. All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEWITT HOLDINGS LLC

By:	/s/ DAVID L. HUNT

David L. Hunt Chairman

Date: December 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of December, 2003:

/s/ GERALD I. WILSON	/s/ MONICA M. BURMEISTER

Gerald I. Wilson Vice Chairman	Monica M. Burmeister

/s/ MARYANN LAKETEK	/s/ MARK T. MITTER

Maryann Laketek	Mark T. Mitter

/s/ DAVID L. HUNT

David L. Hunt Chairman (principal executive officer, principal financial officer, principal accounting officer)

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

Hewitt Holdings LLC Consolidated Financial Statements:

REPORT OF INDEPENDENT AUDITORS

To the Members of Hewitt Holdings LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of Hewitt Holdings LLC (an Illinois limited liability company) and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, owners’ capital and cash flows for each of the three years ended September 30, 2003. Our audit also included the financial statement schedule listed in the index for Item 15(a), relating to information as of September 30, 2003 and for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

November 19, 2003

HEWITT HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	September 30, 2002
ASSETS
Current Assets
Cash and cash equivalents	$5,937	$173,736
Client receivables and unbilled work in process, less allowances of $221 in 2003 and $18,960 in 2002	744	401,700
Prepaid expenses and other current assets	852	34,483
Deferred income taxes	—	16,976

Total current assets	7,533	626,895

Non-Current Assets
Deferred contract costs	—	128,172
Property and equipment, net	229,912	499,265
Goodwill, net	—	201,286
Intangible assets, net	905	170,854
Investment in Hewitt Associates, Inc.	15,960	—
Related party deferred rent receivable	3,928	—
Other assets, net	3,181	40,087

Total non-current assets	253,886	1,039,664

Total Assets	$261,419	$1,666,559

LIABILITIES
Current Liabilities
Accounts payable	$327	$23,345
Accrued expenses	1,675	180,951
Advanced billings to clients	—	75,298
Current portion of long-term debt	8,733	45,076
Current portion of capital lease obligations	—	11,375
Employee deferred compensation and accrued profit sharing	—	56,481

Total current liabilities	10,735	392,526

Long-Term Liabilities
Debt, less current portion	205,314	361,046
Capital lease obligations, less current portion	—	65,166
Deferred contract revenues	—	127,251
Other long-term liabilities	738	54,432
Deferred income taxes	—	19,265

Total long-term liabilities	206,052	627,160

Total Liabilities	$216,787	$1,019,686

Commitments and Contingencies (Notes 16 and 20)

Minority interest	$—	$150,716

HEWITT HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued

(Dollars in thousands)

	September 30, 2003	September 30, 2002
OWNERS’ CAPITAL

Owners’ Capital
Accumulated earnings and paid-in capital	44,542	480,469
Accumulated other comprehensive income	90	15,688

Total owners’ capital	44,632	496,157

Total Liabilities, Minority Interest and Owners’ Capital	$261,419	$1,666,559

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Dollars in thousands)

	Year Ended September 30,
	2003 (1)	2002 (2)	2001
Revenues:
HR services revenues before reimbursements (net revenues)	$1,453,262	$1,716,197	$1,475,661
Related party rental revenues	5,711	—	—
Third party rental revenues	1,681	3,477	3,694

Total revenues before reimbursements (net revenues)	1,460,654	1,719,674	1,479,355
Reimbursements	40,395	33,882	26,432

Total revenues	1,501,049	1,753,556	1,505,787

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	941,774	1,016,788	854,924
Restricted stock award compensation	35,193	27,525	—
Reimbursable expenses	40,395	33,882	26,432
Other operating expenses	277,966	342,479	321,834
Selling, general and administrative expenses	70,077	76,216	87,518
Non-recurring software charge	—	—	26,469

Total operating expenses	1,365,405	1,496,890	1,317,177

Operating income	135,644	256,666	188,610

Other expenses, net:
Interest expense	(29,716)	(36,263)	(37,511)
Interest income	2,020	2,813	3,674
Gains on disposal of properties	60,377	303	5,045
Other income (expense), net	2,233	(1,698)	10,159

	34,914	(34,845)	(18,633)

Income before taxes, minority interest and owner distributions	170,558	221,821	$169,977

Provision for income taxes	(44,811)	(33,338)

Income after taxes and before minority interest and owner distributions	125,747	188,483

Minority interest	(18,351)	(2,450)

Income after taxes and minority interest and before owner distributions	$107,396	$186,033

(1)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003.

(2)	On May 31, 2002, one of the Company’s subsidiaries, Hewitt Associates, completed its transition to a corporate structure and owners of Hewitt Holdings who worked in the business of Hewitt Associates became employees of the subsidiary. As a result, operating expenses after May 31, 2002, include the compensation expense related to these owners and income after taxes and minority interest and before owner distributions includes corporate income taxes of Hewitt Associates for the periods after May 31, 2002. Income after taxes and minority interest and before owner distributions does not include income taxes on the Company’s remaining operations, which are the responsibility of Hewitt Holdings’ owners. Prior to May 31, 2002, Hewitt Associates operated as a group of limited liability companies and as such, no income taxes nor owner compensation expense were recorded as owners were compensated through distributions of the Hewitt Associates’ earnings and were personally responsible for the income taxes on those earnings. Additionally, on June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date.

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OWNERS’ CAPITAL

(Dollars in thousands)

	Year Ended September 30,
	2003	2002	2001
Owners’ capital, beginning of year	$496,157	$257,395	$231,966
Comprehensive income:
Income before taxes, minority interest and owner distributions			169,977
Income after taxes and minority interest and before owner distributions	107,396	186,033
Other comprehensive income (loss):
Foreign currency translation adjustment	18,515	17,648	(256)
Minimum pension liability adjustment	—	(690)	—
Minority interest translation adjustment	1,359	(1,270)	—
Unrealized gains (losses) on securities:
Unrealized holding gains arising during period	—	—	3,222
Less: reclassification adjustment for gains	—	—	(5,413)

Net unrealized gains (losses)	—	—	(2,191)

Total other comprehensive income (loss)	19,874	15,688	(2,447)

Total comprehensive income	127,270	201,721	167,530
De-consolidation of Hewitt Associates, Inc. and capital distributions to owners, net	(605,140)	(369,529)	(142,101)
Disproportionate share allocation adjustment	—	17,384	—
Acquisition of Bacon & Woodrow	—	136,388	—
Net proceeds from Hewitt Associates’ initial public offering	(358)	165,881	—
Settlement of deferred compensation	—	71,717	—
Amortization of unearned compensation	22,187	15,143	—
Net forfeiture of restricted common stock awards	272	57	—
Tax benefits from stock plans	8,659	—	—
Purchase of Hewitt Associates, Inc. Class A common shares	(4,415)	—	—

Owners’ capital, end of year	$44,632	$496,157	$257,395

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Income before taxes, minority interest and owner distributions			$169,977
Income after taxes and minority interest and before owner distributions	$107,396	$186,033	—

Adjustments to reconcile income before taxes, minority interest and owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:

Depreciation	65,328	80,723	79,440
Amortization	24,848	26,106	23,991
Non-recurring software charge	—	—	26,469
Net unrealized (gain) loss on securities	—	3,653	(2,191)
Initial public offering restricted stock awards	30,847	25,389	—
Owner compensation charge (Note 3)	—	17,843	—
Establishment of owner vacation liability (Note 3)	—	8,300	—
Deferred income taxes	24,013	2,289	—
Minority interest	18,441	2,450	—
Equity in earnings from unconsolidated investments	(3,437)	(3,319)	(1,951)
Gain on sales of property	(58,247)	—	(5,812)
Director stock compensation	75	—	—
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	4,487	15,420	7,277
Prepaid expenses and other current assets	(806)	(596)	(515)
Deferred contract costs	6,584	3,225	(3,047)
Related party deferred rent receivable	(3,928)	—	—
Accounts payable	(8,901)	(8,860)	(2,741)
Due to former owners	—	(23,529)	6,245
Accrued expenses	6,497	22,833	22,479
Advanced billings to clients	6,703	15,328	83
Deferred contract revenues	(10,502)	(3,830)	7,100
Employee deferred compensation and accrued profit sharing	(19,386)	(5,075)	26,507
Other long-term liabilities	4,714	2,639	(2,984)

Net cash provided by operating activities	194,726	367,022	350,327

Cash flows from investing activities:
Additions to property and equipment	(26,155)	(63,038)	(112,016)
Cash paid for acquisitions, net of cash received	(63,906)	(887)	—
Proceeds from sale of property	84,028	64,278	13,471
Increase in other assets	(24,908)	(36,465)	(3,784)

Net cash used in investing activities	(30,941)	(36,112)	(102,329)

HEWITT HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued

(Dollars in thousands)

	Year Ended September 30,
	2003	2002	2001

Cash flows from financing activities:
Proceeds from issuance of Hewitt Associates’ Class A common stock	—	226,564	—
Proceeds from the exercise of Hewitt Associates’ stock options	303	—	—
Capital distributions, net	(145,988)	(369,529)	(142,101)
Decrease due to de-consolidation of Hewitt Associates	(162,885)	—	—
Short-term borrowings	1,017	59,661	300
Payment of tax deposits for owners	—	(9,859)	(2,543)
Refund of tax deposits for owners	21,422	—	—

Repayments of short-term borrowings	(14,637)	(73,765)	(59,000)
Proceeds from long-term debt issuance	—	—	36,081
Repayments of long-term debt	(17,396)	(37,331)	(15,015)
Repayments of capital lease obligations	(8,045)	(17,007)	(16,550)
Payment of deferred financing fees	—	(1,437)	—
Hewitt Associates purchase of treasury stock	(6,153)	—	—
Payment of offering costs by Hewitt Associates	(796)	(5,929)	—

Net cash used in financing activities	(333,158)	(228,632)	(198,828)
Effect of exchange rate changes on cash and cash equivalents	1,574	2,065	(595)

Net increase (decrease) in cash and cash equivalents	(167,799)	104,343	48,575
Cash and cash equivalents, beginning of year	173,736	69,393	20,818

Cash and cash equivalents, end of year	$5,937	$173,736	$69,393

Schedule of noncash investing and financing activities:
Acquisition, cash paid, net of cash received:
Common stock issued in connection with acquisition	$—	$219,240	$—
Fair value of assets acquired	(70,550)	(142,406)	—
Fair value of liabilities assumed	49,404	100,403	—
Goodwill	(42,760)	(178,124)	—

Cash paid, net of cash received	(63,906)	(887)	—
Real estate and equipment purchased under capital leases	—	65,000	11,081
Software licenses purchased under long-term agreements	7,520	18,148	—
Accrued offering costs	—	1,347	—
Supplementary disclosure of cash paid during the year:
Interest paid	$30,690	$36,309	$39,129
Income taxes paid	5,314	33,647	—

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 and 2001

(Dollars in thousands except share and per share amounts)

1.	Description of Business

Hewitt Holdings LLC and Subsidiaries (“Hewitt Holdings” or the “Company”) consists of the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. Prior to July 1, 2003, Hewitt Associates, Inc. and its subsidiaries or its predecessor, Hewitt Associates LLC and Affiliates (“Hewitt Associates”), was the principal operating subsidiary of the Company. Hewitt Associates provides human resources outsourcing and consulting services. The term “owner” refers to the individuals who are current or retired owners of limited liability company interests of Hewitt Holdings.

Hewitt Holdings owns significant real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates on terms comparable to those which would have been obtained in an arm’s length transaction. The investments in these properties were funded through capital contributions of Hewitt Holdings’ owners and third-party debt. The debt is an obligation of Hewitt Holdings’ Property Entities and is not an obligation of nor guaranteed by Hewitt Associates. The properties the Company owns are located in Illinois, Florida, and Texas.

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure. Hewitt Associates, Inc. was formed as a subsidiary of Hewitt Holdings and on May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc. in exchange for 70,819,520 shares of Class B common stock of Hewitt Associates, Inc. Each owner retained an interest in Hewitt Holdings following the transition and, through Hewitt Holdings, had an indirect interest in the shares of Class B common stock of Hewitt Associates, Inc. held by Hewitt Holdings. The shares are subject to restrictions with respect to voting, transfer and book to market phase-in. On June 27, 2002, Hewitt Associates sold 11,150,000 shares of its Class A common stock at $19.00 per share in its initial public offering. In July 2002, Hewitt Associates’ underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of the Class A common stock at $19.00 per share. The combined transactions generated approximately $218,502 in net cash proceeds for Hewitt Associates after offering expenses.

On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow in the United Kingdom. The results of operations for Bacon & Woodrow are included in the Hewitt Associates’ results from the acquisition date.

On June 5, 2003, the Hewitt Associates acquired Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. The results of operations for Cyborg are included in the Company’s and the Outsourcing segment’s results from the acquisition date through July 1, 2003, the date of the distribution of the Hewitt Associates shares (see Note 6).

On June 15, 2003, the Hewitt Associates acquired the benefits administration and retirement consulting and actuarial businesses of Northern Trust Corporation. The results of the benefit administration and retirement consulting and actuarial businesses of Northern Trust Corporation are included in the Company’s and the Outsourcing and Consulting segment’s results from the acquisition date through July 1, 2003, the date of the distribution of the Hewitt Associates shares (see Note 6).

On July 1, 2003, Hewitt Holdings distributed the majority of its shares of the Hewitt Associates’ Class B common stock to its owners. Certain owners resident outside the United States continue to hold their shares through Hewitt Holdings. The distributed shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when held by Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting (see Note 5 and 13). During each of the fiscal years ended September 30, 2003, 2002 and 2001, Hewitt Associates represented the majority of the Company’s total revenues.

On August 6, 2003, the owners, the Bacon & Woodrow partners and certain of Hewitt Associates’ and Bacon & Woodrow’s key employees sold 9,852,865 shares of the Hewitt Associates’ Class A common stock in a registered secondary offering. On August 11, 2003, Hewitt Associates’ underwriters exercised their over-allotment option to purchase an additional 1,477,929 shares from the selling stockholders. The offering was initiated pursuant to a request under a registration rights agreement which the Company and Hewitt Associates entered into at the time of the Hewitt Associates’ initial public offering. In conjunction with the secondary offering, the Company distributed 350,431 shares of Hewitt Associates’ Class B common stock to certain owners resident outside the United States who had held their shares through Hewitt Holdings.

2.	Summary of Significant Accounting Policies

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany transactions and profits.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% interest in Overlook Associates, an Illinois partnership, as Hewitt Holdings does not exercise control over this partnership. Overlook Associates owns and operates commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois.

On July 1, 2003, the Company distributed 67,783,937 shares of its Class B common stock of Hewitt Associates to its owners (the “Distribution”). The Distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated balance sheet at September 30, 2003 does not reflect the consolidated assets, liabilities and capital of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003. The Company’s accounting policies reflect the consolidation of Hewitt Associates for fiscal 2003.

Prior to July 1, 2003, significant eliminating entries resulting from the consolidation of Hewitt Associates included the elimination of intercompany capital leases and the reversal of intercompany rental income and expense and the recognition of depreciation and interest expense related to the real estate under capital leases. As such, on a consolidated basis, the Company’s financial statements reflect the Company’s owned real estate and related third-party debt and no intercompany lease obligations and related activities.

Revenue Recognition

HR services revenues include fees generated from outsourcing contracts and from consulting services provided to Hewitt Associates’ clients. Revenues from sales of software were not material. Under outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, Hewitt Associates recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

HR services revenues related to ongoing service fees and to services provided outside the scope of outsourcing contracts are recognized when persuasive evidence of an arrangement exists, services have been rendered, the fee is determinable and collectibility of the fee is reasonably assured. Ongoing service fees are typically billed and recognized on a monthly basis, typically based on the number of plan participants or services and often with a minimum monthly fee. Services provided outside the scope of outsourcing contracts are billed and recognized on a time-and-material or fixed fee basis.

Losses on outsourcing or consulting arrangements are recognized during the period in which a loss becomes probable and the amount of the loss is reasonably estimable. Contract or project losses are determined to be the amount by which the estimated direct and a portion of indirect costs exceed the estimated total revenues that will be generated by the arrangement. Estimates are continuously monitored during the term of the arrangement and any changes to estimates are recorded in the current period and can result in either increases or decreases to income.

Clients typically pay for consulting services either on a time-and-materials or, to a lesser degree, on a fixed-fee basis. HR services revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, HR services revenues are recognized as the services are performed, which is measured by hours incurred in proportion to total hours estimated to complete a project.

Revenues earned in excess of billings are recorded as unbilled work in process. Billings in excess of revenues earned are recorded as advanced billings to clients, a deferred revenue liability, until services are rendered.

The Company considers the criteria established by Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether Hewitt Associates is primarily responsible to the client for the services, changes the delivered product, performs part of the service delivered, has discretion on vendor selection, or bears credit risk. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of–pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

The Company leases its real estate properties pursuant to operating leases. Generally, the leases may provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. The amount in which rental billings exceeded rental income for the year ended September 30, 2003, was $65. During the year ended September 30, 2003, approximately 77% of the Company’s rental income was derived from leases with Hewitt Associates. Prior to the Distribution, all rental income and related receivables from Hewitt Associates were eliminated as a result of the consolidation of Hewitt Associates.

Deferred Contract Costs and Deferred Contract Revenues

For new outsourcing services, upfront implementation efforts are required to set up a client and their human resource or benefit programs on Hewitt Associates’ systems. The direct implementation or “set up” costs and any upfront set up fees are deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation are deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may be received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs.

As of September 30, 2002, net deferred contract costs in excess of deferred contract revenues totaled $921. The Company has reclassified Hewitt Associates’ deferred contract costs and deferred contract revenues to show the gross amounts separately on the consolidated balance sheets. In prior periods, both short-term and long-term portions of deferred costs and revenues were recorded in prepaid expenses and other current assets, non-current other assets, advanced billings to clients and other long-term liabilities. As a result of the reclassification, total net assets and liabilities did not change, however, total assets and total liabilities and owners’ capital increased by equal amounts, or $128,172 as of September 30, 2002.

Performance-Based Compensation

Hewitt Associates’ compensation program includes a performance-based component that is determined by Hewitt Associates’ management. Performance-based compensation is discretionary and is based on individual, team, and Hewitt Associates’ performance. Performance-based compensation is paid once per fiscal year after Hewitt Associates’ annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry-wide results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of the individual, team, or Hewitt Associates. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

Income Before Taxes, Minority Interest and Owner Distributions

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes, minority interest and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions because the Company incurred no income taxes in its historical results prior to May 31, 2002 and compensation and related expenses for services rendered by owners were not reflected as expenses of the Company but as distributions of earnings to owners. Operating results after May 31, 2002 through July 1, 2003, however, do include compensation expense related to owners who worked in the Hewitt Associates business and became its employees on that date. Additionally, income after taxes and minority interest and before owner distributions for the periods after May 31, 2002 through July 1, 2003, also reflect income taxes of the Company’s subsidiary during that time, Hewitt Associates, but does not include any income taxes on the Company’s remaining operations which are the responsibility of the Hewitt Holdings’ owners.

As of September 30, 2003 and 2002, the Company owns approximately 2% and 72% of the outstanding common stock of Hewitt Associates, as compared to a 100% ownership interest prior to Hewitt Associates’ initial public offering and purchase of Bacon & Woodrow described in Notes 4 and 6, respectively. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. As a result of the Distribution, the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting.

Income Taxes

On May 31, 2002, Hewitt Associates became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, Hewitt Associates was not subject to income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002, were the responsibility of Hewitt Holdings’ owners.

Foreign Currency Translation

Hewitt Associates’ foreign operations use the local currency as their functional currency. Accordingly, assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) in owners’ capital and stockholders’ equity. Gains or losses resulting from foreign exchange transactions, which have not been significant, are recorded in earnings.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for contract and project loss reserves, performance-based compensation, the allowance for doubtful accounts, depreciation and amortization, asset impairment, taxes, and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents, client receivables and unbilled work in process. The Company invests its cash equivalents in the highest rated money market investments and continuously monitors the investment ratings. Concentrations of credit risk with respect to unbilled revenues and receivables are limited as no Hewitt Associates’ client makes up a significant portion of the Hewitt Associates’ billings. Credit risk itself is limited due to Hewitt Associates’ large number of Fortune 500 clients, its clients’ strong credit histories, and their dispersion across many different industries and geographic regions. For each of the years ended September 30, 2003, 2002 and 2001, no single Hewitt Associates’ client represented ten percent or more of the Company’s total revenues.

Fair Value of Financial Instruments

Cash and cash equivalents, client receivables, and foreign exchange instruments are financial assets with carrying values that approximate fair value. Accounts payable and other accrued expenses and liabilities are financial liabilities with carrying values that approximate fair value. The fair value of the Company’s fixed rate secured credit tenant notes is estimated to be approximately $249,000 at September 30, 2003, and was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with original maturities of 90 days or less. At September 30, 2003 and 2002, cash and cash equivalents included cash in checking and money market accounts as well as investment grade municipal debt obligations and corporate tax-advantaged money market investments maturing in 90 days or less.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization include amounts recorded under capital leases and are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Computer equipment	3 to 5 years
Telecommunications equipment	5 years
Furniture and equipment	5 to 15 years
Leasehold improvements	Lesser of estimated useful life or lease term
Buildings	Lesser of estimated useful life or lease term

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets held for use are assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value.

Software Development Costs

Software development costs for software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company amortizes the software costs over periods ranging from three to five years.

Goodwill and Intangible Assets

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed for impairment annually, or more frequently if indicators arise. Upon adoption of SFAS No. 142, the Company began to evaluate Hewitt Associates’ goodwill for impairment on an annual basis or whenever indicators of impairment exist. The evaluation was based upon a comparison of the estimated fair value of the unit of the Company’s business to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the unit. These cash flow projections are based upon a number of assumptions. See Note 11 for the impact of SFAS No. 142 on the Company’s financial results.

Amortization of the Company’s definite lived intangible assets are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Capitalized software	3 to 5 years
Trademarks	3 to 5 years
Customer relationships	12 to 30 years
Deferred loan costs	Loan term

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

Hewitt Associates’ restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for six months to four years from the grant date.

Hewitt Associates also grants nonqualified stock options at an exercise price equal to the fair market value of Hewitt Associates’ stock on the grant date. Since the stock options have no intrinsic value on the grant date, no compensation expense is recorded in connection with the stock option grants. Generally, Hewitt Associates’ stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions for the years ended September 30, 2003 and 2002, would have been as follows:

	2003	2002
Income after taxes and minority interest and before owner distributions:
As reported	$107,396	$186,033
Stock-based compensation expense included in reported net income, net of tax and minority interest	14,875	11,634
Pro forma stock compensation expense, net of tax and minority interest	(17,152)	(12,444)

Adjusted income after taxes and minority interest and before owner distributions	$105,119	$185,223

The above pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002
Expected volatility	35%	35%
Risk-free interest rate	2.95%-3.03%	3.81%-4.19%
Expected life	5	4
Dividend yield	0%	0%

New Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses the accounting treatment for arrangements that provide the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated results of operations and financial position.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or a disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption did not have a material impact on the Company’s current financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is currently evaluating the requirements and impact of FIN No. 46 on its consolidated results of operations and financial position.

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

3.	Incorporation of Hewitt Associates

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of Hewitt Holdings so as to effect an incorporation of Hewitt Associates LLC and Affiliates prior to its planned initial public offering.

On May 31, 2002, Hewitt Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. In exchange for its interests in Hewitt Associates LLC and Affiliates, Hewitt Holdings’ owners received 70,819,520 shares of Hewitt Associates, Inc.’s Class B common stock.

In connection with this exchange and Hewitt Associates’ transition to a corporate structure, the Company incurred a non-recurring compensation expense resulting from certain Hewitt Holdings’ owners receiving more Hewitt Associates’ common stock than their proportional share of total owners’ capital, without offset for those owners who received less than their proportional share in the issuance of Hewitt Associates’ Class B common stock. The amount of this one-time charge was $17,843. On May 31, 2002, as a result of owners who worked in the business becoming employees of Hewitt Associates, the Company began to record their related compensation expense. The Company incurred an additional non-recurring compensation expense resulting from the establishment of a related vacation liability for these owners in the amount of $8,300. Hewitt Associates also became subject to income taxes subsequent to its transition to a corporate structure. As a result, Hewitt Associates (and the Company, on a consolidated basis) incurred a non-recurring income tax expense of $21,711 to initially record deferred tax assets and liabilities under the provisions of SFAS No. 109, Accounting for Income Taxes.

4.	Initial Public Offering of Hewitt Associates

On June 27, 2002, Hewitt Associates sold 11,150,000 shares of Class A common stock at $19.00 per share in its initial public offering. Hewitt Associates’ gross proceeds from the offering were $211,850, before the underwriting discount of $14,829 and offering expenses of $8,072.

In July 2002, the underwriters exercised their over-allotment option to purchase an additional 1,672,500 shares of Hewitt Associates’ Class A common stock at $19.00 per share. The option exercise generated gross proceeds of $31,778 before the underwriting discount of $2,225.

Of the $218,502 in net proceeds received in July 2002, $52,000 was used to repay the outstanding balance on Hewitt Associates’ lines of credit, $8,341 was used to pay income taxes resulting from Hewitt Associates’ transition to a corporate structure, and the balance was retained for general corporate purposes and working capital.

In connection with the initial public offering, Hewitt Associates granted to employees restricted stock, restricted stock units, and nonqualified stock options on common stock. (See Note 19, Stock-Based Compensation Plan, for additional information).

5.	Distribution of Hewitt Associates Shares

On July 1, 2003, the Company distributed 67,783,937 shares of Hewitt Associates’ Class B common stock it held to its owners. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated balance sheet at September 30, 2003 does not reflect the consolidated assets, liabilities and capital of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003. The following unaudited pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2002, the beginning of fiscal 2003, and exclude any non-recurring adjustments, to allow for comparability.

The historical results of the Company in the following pro forma consolidated income statements for fiscal 2003 include consolidated Hewitt Associates’ results for the first nine months of fiscal 2003. The Hewitt Associates historical results reflect Hewitt Associates’ results through June 30, 2003.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Year Ended September 30, 2003
	Hewitt Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements (net revenues)	$1,453,262	$(1,453,262)	$—		$—
Related party rental revenues	5,711	—	17,126	(a)	22,837
Third party rental revenues	1,681	—	—		1,681

Total revenues before reimbursments (net revenues)	1,460,654	(1,453,262)	17,126		24,518
Reimbursements	40,395	(40,395)	—		—

Total revenues	1,501,049	(1,493,657)	17,126		24,518

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	941,774	(941,758)	—		16
Restricted stock awards	35,193	(35,193)	—		—
Reimbursable expenses	40,395	(40,395)	—		—
Other operating expenses	277,966	(285,022)	17,126	(a)	10,735
			665	(b)
Selling, general and administrative expenses.	70,077	(69,069)	—		1,008

Total operating expenses	1,365,405	(1,371,437)	17,791		11,759

Operating income	135,644	(122,220)	(665)		12,759
Other expenses, net:
Interest expense	(29,716)	15,053	(445	)(c)	(15,108)
Interest income	2,020	(1,770)	—		250
Gains on disposal of properties	60,377	—	—		60,377
Other income (expense), net	2,233	(582)	1,509	(d)	3,160

Other expenses, net	34,914	12,701	1,064		48,679

Income before taxes, minority interest and owner distributions	170,558	(109,519)	399		61,438
Provision for income taxes	(44,811)	44,811	—		—

Net income		$(64,708)

Income after taxes and before minority interest and owner distributions	125,747		399		61,438

Minority interest	(18,351)		18,351	(e)	—

Income after taxes and minority interest and before owner distributions	$107,396		$18,750		$61,438

(a)	Represents rental income from Hewitt Associates for the nine months ended June 30, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.

(c)	Represents Hewitt Associates interest expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.

(d)	An adjustment to record the estimated equity earnings of the Company’s remaining investment in Hewitt Associates as if the Company had its approximate 2% ownership interest in Hewitt Associates for the first nine months of 2003.

(e)	An adjustment to eliminate the minority interest generated prior to the de-consolidation of Hewitt Associates.

On a pro forma basis, the Company’s net revenues were $24,518 compared to its actual net revenues of $1,460,654 for the year ended September 30, 2003. On a pro forma basis, the Company’s net income was $61,438 compared to its actual net income of $107,396 for the year ended September 30, 2003. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

6.	Acquisitions

Bacon & Woodrow

On June 5, 2002, Hewitt Associates acquired the actuarial and benefits consulting business of Bacon & Woodrow (“Bacon & Woodrow”) in the United Kingdom. The purchase price totaled $259,009, and was comprised of $219,240 of Hewitt Associates’ common stock, $38,882 in assumed Bacon & Woodrow net liabilities, and $887 of acquisition related costs. Bacon & Woodrow’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2002 through July 1, 2003, the date of the Distribution and subsequent de-consolidation of Hewitt Associates.

Pursuant to the purchase agreement, the former partners and employees of Bacon & Woodrow initially received an aggregate of 1,400,000 shares of Hewitt Associates’ Series A mandatorily redeemable preferred stock which was redeemable for shares of Hewitt Associates’ common stock. Effective August 2, 2002, the Bacon & Woodrow former partners and employees elected to exchange their shares of Hewitt Associates’ Series A preferred stock for Hewitt Associates’ common stock. Of the 9,417,526 shares of Hewitt Associates’ common stock issued, the former partners of Bacon & Woodrow received 2,906,904 shares of Hewitt Associates’ Class B common stock and 5,568,869 shares of Hewitt Associates’ Class C common stock, and a trust for the benefit of the non-partner employees of Bacon & Woodrow received 941,753 shares of Hewitt Associates’ Class A common stock.

The allocation of the $259,009 purchase price to acquired net assets resulted in the allocation of $178,124 to goodwill, $65,874 to identifiable intangible assets (primarily customer relationships) with indefinite lives, $15,011 to identifiable intangible assets with estimated five-year lives, $61,521 to identifiable assets (which includes $40,445 of client receivables and unbilled work in process), and $100,403 to assumed liabilities (which includes $22,687 of accounts payable and accrued expenses and $36,071 of short term borrowings).

Assuming the acquisition of Bacon & Woodrow occurred at the beginning of fiscal 2002 and 2001, pro forma net revenues would have been approximately $1,807,000 in 2002 and $1,599,000 in 2001; pro forma net income would have been approximately $215,000 in 2002 and $207,000 in 2001. These pro forma results, which are unaudited, give effect to Hewitt Associates’ incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of each year, nor are they necessarily indicative of future consolidated operating results.

Cyborg Worldwide, Inc.

On June 5, 2003, the Hewitt Associates purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg will operate within Hewitt Associates’ Outsourcing segment. The purchase price totaled $43,580, and was comprised of $43,000 of cash and $580 of estimated acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. The preliminary allocation of the $43,580 purchase price to acquired net assets resulted in the allocation of $14,565 to goodwill and $30,715 to identifiable intangible assets, which includes $17,806 to customer relationships with an estimated twelve-year useful life, $12,209 to capitalized software with an estimated five-year life and $699 to trademarks with an estimated three-year useful life. The preliminary allocation also included allocations of $9,138 to identifiable assets and $10,838 to assumed liabilities. Hewitt Associates expects all of the goodwill to be deductible for U.S. tax purposes. Cyborg’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2003 through the date of the Distribution and subsequent de-consolidation of Hewitt Associates. This acquisition is not considered to be material to the Company, and, therefore, the inclusion of related pro-forma information is not required.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, Hewitt Associates acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business will operate within Hewitt Associates’ Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third-party contract rights and obligations applicable to the acquired business; computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility, and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. The preliminary allocation of the purchase price resulted in the allocation of $7,285 to goodwill. Hewitt Associates’ expects all of the goodwill to be deductible for U.S. tax purposes. As part of the acquisition agreement, Hewitt Associates has agreed with the Northern Trust Corporation to, on a non-exclusive basis, recommend Northern Trust Corporation’s custody, trustee and benefit payment services to Hewitt Associates’ clients and prospective clients and Northern Trust Corporation has agreed to recommend Hewitt Associates’ outsourcing services to their clients and prospective clients. NTRC’s results of operations are included within the Company’s historical results from the acquisition date of June 15, 2003 through the date of the Distribution and subsequent de-consolidation of Hewitt Associates. This acquisition is not considered to be material to the Company, and, therefore, the inclusion of related pro-forma information is not required.

Other Acquisitions

Prior to the Distribution and subsequent de-consolidation of Hewitt Associates, Hewitt Associates acquired the controlling interests in joint venture investments in The Netherlands, India, and Singapore. Hewitt Associates acquired these entities for cash at an aggregate cost of $12,691. The preliminary allocations of the purchase price resulted in the aggregate allocation of $18,199 to goodwill, of which $7,185 was assigned to Hewitt Associates’ Outsourcing segment, with the remainder of $11,014 assigned to Hewitt Associates’ Consulting segment. Hewitt Associates expects approximately one-half of the goodwill to be deductible for U.S. tax purposes. These acquisitions are not considered to be material to the Company, and, therefore, the inclusion of related pro-forma information is not required.

7.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through September 30, 2003 and 2002, consisted of the following:

	2003	2002
Client receivables	$563	$226,642
Unbilled work in process	181	175,058

	$744	$401,700

An analysis of the activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2003 and 2002, consisted of the following:

	2003	2002
Balance at beginning of year	$18,960	$14,540
Increase in allowances	14,041	34,253
Use of allowances	(15,928)	(29,833)
De-consolidation of Hewitt Associates	(16,852)	—

Balance at end of year	$221	$18,960

8.	Marketable Securities

During fiscal 2001, Hewitt Associates’ sold certain marketable equity securities, which were classified as available-for-sale. The realized gain on these securities was $5,413 which was recorded in other expenses, net during the year ended September 30, 2001.

9.	Financial Instruments

The Company does not enter into derivative transactions except in limited situations when there is a compelling reason to mitigate economic risk. On August 6, 2001, Hewitt Associates purchased a £150 million foreign currency option to offset the foreign currency risk associated with its planned purchase of the benefits consulting business of Bacon & Woodrow for common stock with a value of £140 million. (See Note 6, Acquisitions). The cost of the foreign currency option was $2,344, which was recorded as a current asset at September 30, 2001 and it expired in May 2002. This instrument did not qualify for the hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, because SFAS No. 133 prohibits hedge accounting for a forecasted business combination. The instrument was marked to the spot rate and resulting gains or losses were recognized currently in other expenses, net. For the years ended September 30, 2002 and 2001, the loss on the option was $3,653 and the gain was $1,309, respectively.

10.	Property and Equipment

As of September 30, 2003 and 2002, net property and equipment, which includes assets under capital leases in 2002, consisted of the following:

	2003	2002
Property and equipment:
Land	$22,471	$28,546
Buildings and building improvements	253,252	365,928
Computer equipment	1,978	241,159
Telecommunications equipment	—	100,634
Furniture and equipment	7,248	91,595
Leasehold improvements	—	70,034

Total property and equipment	284,949	897,896
Less accumulated depreciation	(55,037)	(398,631)

Property and equipment, net	$229,912	$499,265

11.	Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted the provisions of SFAS No. 142 effective October 1, 2002. During the year ended September 30, 2003, no impairments were recognized.

The following is a summary of income after taxes and minority interests and before owner distributions and income before taxes, minority interest and owner distributions for the years ended September 30, 2002 and 2001, as adjusted to remove the amortization of goodwill:

	2002	2001
Income after taxes and minority interest and before owner distributions in 2002 and income before taxes, minority interest and owner distributions in 2001:
As reported	$186,033	$169,977
Goodwill amortization, net of tax and minority interest	679	782

Adjusted	$186,712	$170,759

The following is a summary of changes in the carrying amount of goodwill by segment for the years ended September 30, 2003 and 2002:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2001	$—	$8,506	$8,506
Additions	—	181,927	181,927
Amortization	—	(848)	(848)
Effect of changes in foreign exchange rates	—	11,701	11,701

Balance at September 30, 2002	—	201,286	201,286
Additions	28,299	14,288	42,587
Effect of changes in foreign exchange rates	—	12,756	12,756
De-consolidation of Hewitt Associates	(28,299)	(228,330)	(256,629)

Balance at September 30, 2003	$—	$—	$—

Goodwill, customer relationships, and trademark additions during the year ended September 30, 2003, resulted from acquisitions (see Note 6, Acquisitions) and goodwill also increased from an adjustment to the purchase price allocation related to an acquisition in Switzerland. Goodwill, customer relationships, and trademark additions during the year ended September 30, 2002 primarily resulted from the acquisition of the benefits consulting business of Bacon & Woodrow.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets at September 30, 2003 and 2002:

	September 30, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives
Capitalized software	$—	$—	$—	$183,030	$93,945	$89,085
Trademarks	—	—	—	10,196	680	9,516
Deferred loan costs	1,217	312	905	1,217	250	967

Total	$1,217	$312	$905	$194,443	$94,875	$99,568

Indefinite useful life
Customer relationships			—			$71,286

Total intangible assets			$905			$170,854

Amortization expense related to definite lived intangible assets for the years ended September 30, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Capitalized software	$23,039	$24,679	$23,147
Trademarks	1,568	509	—
Customer relationships	179	—	—
Deferred loan costs	62	62	62

Total	$24,848	$25,250	$23,209

During the fourth quarter of fiscal 2001, Hewitt Associates also recorded a $26,469 non-recurring charge related to the discontinuation of software that had been used in the Sageo business.

Estimated amortization expense related to intangible assets with definite lives at September 30, 2003, for each of the years in the five-year period ending September 30, 2008 and thereafter is as follows:

Fiscal year ending:	2004	2005	2006	2007	2008	2009 and thereafter	Total
Estimated intangibles amortization expense	$62	$62	$62	$62	$62	$595	$905

12.	Other Assets

As of September 30, 2003 and 2002, other assets consisted of the following:

	2003	2002
Other assets:
Prepaid long-term interest and service contracts	$—	$8,729
Investments in affiliated companies	3,181	10,950
Deposits	—	20,408

Other assets	$3,181	$40,087

Hewitt Associates had several prepaid long-term maintenance contracts for maintenance on computer software systems, that expire through June 2005. Benefits related to these long-term prepaid maintenance contracts are received over the contractual period, as designated. The long-term portion of the prepaid interest relates to prepaid lease obligations of Hewitt Associates.

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

13.	Investment in Hewitt Associates, Inc.

As of September 30, 2003, the Company owned approximately 2% of Hewitt Associates, Inc. As a result, the Company accounts for its investment in Hewitt Associates using the equity method of accounting. At September 30, 2003, the carrying value of the Company’s investment in Hewitt Associates was $15,960 and the total assets, liabilities and stockholders’ equity of Hewitt Associates was $1,597,806, $907,745, and $690,061, respectively. For the year ended September 30, 2003, Hewitt Associates’ total revenues, net income, diluted earnings per share, and approximate market value were $2,031,293, $94,277, $0.97 per share, and $2,392,000, respectively.

14.	Deferred Compensation

Prior to May 31, 2002, upon retirement, death or termination of employment, eligible owners with 10 years of service were entitled to payments, referred to as “Deferred Compensation,” which were made from future earnings and based on a formula outlined in the Company’s former Operating Agreement.

On May 31, 2002, in connection with Hewitt Holdings’ conversion of its interests in Hewitt Associates LLC for shares of Class B common stock of Hewitt Associates, Inc., the Deferred Compensation obligations to all participants were cancelled pursuant to the Amended and Restated Operating Agreement.

The amounts expensed under this arrangement were $0, $0 and $15,333 in fiscal 2003, 2002 and 2001, respectively. As of September 30, 2003 and 2002, there was no aggregate obligation for former and current owners.

15.	Debt

Debt at September 30, 2003 and 2002, consisted of the following:

	2003	2002
Multi-currency line of credit and foreign debt	$—	$33,918
Unsecured senior term notes	—	150,000
Secured credit tenant notes	214,047	222,204

	214,047	406,122
Current portion	(8,733)	(45,076)

Long-term debt, less current portion	$205,314	$361,046

The principal portion of long-term debt becomes due as follows:

Fiscal year ending:
2004	$8,733
2005	9,348
2006	10,006
2007	10,711
2008	11,465
2009 and thereafter	163,784

Total	$214,047

The Company has issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, totaling $214,047 and $222,204 as of September 30, 2003 and 2002, respectively, bearing interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

On November 26, 2002, Hewitt Holdings obtained a $55,000 line of credit facility. The facility expired on June 30, 2003. Borrowings under the facility accrued interest at adjusted LIBOR plus 175 basis points or the prime rate, at the Company’s option.

The debt of the Company described below was obtained by Hewitt Associates. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, no Hewitt Associates’ debt is recorded at the Company at September 30, 2003.

On September 27, 2002, Hewitt Associates obtained two unsecured line of credit facilities. The 364- day facility expired on September 26, 2003, and provided for borrowings up to $70,000. The three-year facility expires on September 27, 2005, and provides for borrowings up to $50,000. Borrowings under the facility accrue interest at LIBOR plus 52.5 to 72.5 basis points or the prime rate, at Hewitt Associates’ option. Quarterly facility fees ranging from 10 to 15 basis points are charged on the average daily commitment under the facility. If the utilization under the facility exceeds 50% of the commitment, an additional utilization fee based on the utilization is assessed at a rate of 0.125% per annum. At September 30, 2002, there was no outstanding balance on either facility.

On February 23, 1998, Hewitt Associates obtained an unsecured multi-currency line of credit with banks permitting borrowings up to $10,000 at a multi-currency interbank interest rate plus 75 basis points, ranging from .75% to 5.21% as of September 30, 2002. At September 30, 2002, borrowings under the multi-currency line of credit were $5,972. Of the amounts outstanding at September 30, 2002, $0 have been classified as long-term debt. The drawn amounts were denominated in foreign currencies, and have been translated at the exchange rate in effect at September 30, 2002. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., Hewitt Associates’ U.K. subsidiary, has an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on January 31, 2004. As of September

30, 2002, the outstanding balance was £14,987, equivalent to $23,529 with interest at a rate of 4.85%. Other foreign debt outstanding at September 30, 2002 totaled $4,417 pursuant to local banking relationships.

On March 7, 2003, Hewitt Associates entered into a contract with a lender to guarantee borrowings of its subsidiaries up to $13,000 in multiple currency loans and letters of credit to replace its unsecured multi-currency line of credit, which the Company repaid in February 2003. There is no fixed termination date on this contract. This contract allows Hewitt Associates subsidiaries to secure financing at rates based on Hewitt Associates’ credit-worthiness, however, the terms and conditions of the financing with the lender have not been finalized. On March 17, 2003, Hewitt Associates’ subsidiary, the Lincolnshire Insurance Company, obtained a $6,000 letter of credit under this contract.

On October 16, 2000, Hewitt Associates issued unsecured senior term notes to various note holders in the amount of $25,000. Of this amount, $10,000 bears interest at 7.65%, and is repayable on October 15, 2005; $15,000 bears interest at 7.90%, and is repayable on October 15, 2010.

On July 7, 2000, Hewitt Associates issued unsecured senior term notes to various note holders in the amount of $25,000. Of this amount, $15,000 bears interest at 7.93%, and is repayable on June 30, 2007; $10,000 bears interest at 8.11%, and is repayable on June 30, 2010.

On March 30, 2000, Hewitt Associates issued $50,000 of unsecured senior term notes to various note holders. Of this amount, $15,000 bears interest at 7.94% and is repayable in annual installments beginning March 2003 through March 2007. The first of the annual installments was paid in March 2003 in the amount of $3,000. The remaining $35,000 bears interest at 8.08% and is repayable in annual installments beginning March 2008 through March 2012.

On May 30, 1996, Hewitt Associates issued unsecured senior term notes to various note holders in the amount of $50,000, bearing interest at 7.45%. The notes are repayable in annual installments beginning May 2004 through May 2008.

On May 28, 1996, Hewitt Associates obtained an unsecured seven-year term loan agreement with various banks in the amount of $30,000, bearing interest at 6.50%. Hewitt Associates paid interest on a quarterly basis through June 30, 2002. On July 31, 1998, Hewitt Associates also began to make monthly principal payments which continued through June 30, 2002, at which time, Hewitt Associates paid the remaining principal balance.

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2003 and 2002, the Company was in compliance with all debt covenants.

16.	Lease Agreements

Hewitt Associates had obligations under long-term non-cancelable lease agreements, principally for office space, furniture and equipment, with terms ranging from one to twenty years. Some of the leases were with related parties (See Note 17, Related Party Transactions). As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company no longer has any long-term non-cancelable lease obligations at September 30, 2003.

Capital Leases

Capital lease obligations at September 30, 2002, consisted of the following:

2002
Building capital leases	$63,878
Computer and telecommunications equipment	12,663

76,541
Current portion	11,375

Capital lease obligations, less current portion	$65,166

In April 2002, the Company sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space through April 2017. Lease payments were made in monthly installments at 7.33% interest. See Note 23, Dispositions, for additional information on the sale of the Norwalk property.

Hewitt Associates’ computer and telecommunications equipment installment notes and capitalized leases are secured by the related equipment and are payable typically over three to five years in monthly or quarterly installments and at various interest rates ranging from 5.50% to 7.97%.

As a result of the Company’s distribution of the majority of its interests in Hewitt Associates on July 1, 2003, and subsequent de-consolidation of Hewitt Associates, the Company does not have any minimum future rental payments required under capital leases at September 30, 2003.

Operating Leases

Hewitt Associates also has various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. Hewitt Associates has various office leases that grant a free rent period. The accompanying consolidated statements of operations reflect all rent expense on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. Total rental expense for operating leases amounted to $58,859 in 2003, $74,947 in 2002 and $57,656 in 2001.

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company does not have any minimum future rental payments required under operating leases at September 30, 2003. In addition, subsequent to July 1, 2003, the Company has future minimum rental receipts due on non-cancelable operating leases stemming from its leases at the Property Entities, which were no longer eliminated in consolidation of Hewitt Associates.

Future minimum rental receipts due on non-cancelable operating leases with Hewitt Associates as of September 30, 2003, were as follows:

Fiscal year ending:
2004	$23,094
2005	23,094
2006	23,094
2007	23,094
2008	23,094
2009 and thereafter	223,210

Total minimum rental receipts	$338,680

17.	Related Party Transactions

The Company and its subsidiaries have entered into real estate transactions as described below with Hewitt Associates. The following leases were outstanding during the years ended September 30, 2003 and 2002:

Holdings Property Entities	Location	Commencement Date	Expiration Date
Hewitt Holdings LLC	Rowayton, Connecticut	October 1994	November 2001
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Hewitt Properties VII*	Norwalk, Connecticut	September 2001	September 2011
The Bayview Trust*	Newport Beach, California	June 2002	May 2017
Overlook Associates	Lincolnshire, Illinois	**	**

*	The Company sold its interest in the Norwalk property in April 2002 and its interest in the Newport Beach property in March 2003, as such, the leases were terminated and/or assigned (see below).

**	Hewitt Associates has several leases with Overlook Associates, the first began in 1989 and the last expires in 2017.

Total lease receipts were $34,105 in 2003, $40,053 in 2002 and $39,436 in 2001. The leases were entered into on terms comparable to those which could have been obtained on an arm’s length basis.

In April 2002, Hewitt Properties VII sold the Norwalk, Connecticut property and Hewitt Associates entered into a 15-year capital lease with the purchaser to lease the office space. Hewitt Associates recorded a $65,000 increase to both property and long-term debt to record this long-term lease obligation.

In June 2002, Hewitt Associates entered into a 15-year capital lease with The Bayview Trust to lease office space in Newport Beach, California. On March 7, 2003, The Bayview Trust sold the property in Newport Beach, California, and Hewitt Associates’ lease was assigned to the third-party purchaser of the building.

18.	Retirement Plans

Owner Plans

The Company maintained a profit sharing and a pension plan for owners based on their earnings from self-employment related to the period prior to the incorporation of Hewitt Associates in May 2002. All contributions to these plans were funded by the owners. The contributions to these plans for the 2002 plan year were the final regular contributions to be made under the plans. A final contribution to the pension plan is required during fiscal 2004 in connection with the termination of the pension plan. The owners who became employees of Hewitt Associates following incorporation are now covered by the plans described below.

Employee 401(k) and Profit Sharing Plan

Hewitt Associates has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt Associates makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by Hewitt Associates. In 2003, 2002, and 2001, profit sharing plan expenses were $41,010, $66,005 and $58,547, respectively.

Defined Benefit Plans

With the acquisition of the actuarial and benefits consulting business of Bacon & Woodrow, Hewitt Associates acquired a defined benefit pension plan, which was closed to new entrants in 1998 and provides retirement benefits to eligible employees. Hewitt Associates also has other smaller defined benefit pension plans to provide benefits to eligible employees. It is the Company’s policy to fund in accordance with local practice and legislation.

Healthcare Plans

Hewitt Associates provides health benefits for retired employees and certain dependents when the employee becomes eligible for these benefits by satisfying plan provisions which include certain age and service requirements. The health benefit plans covering substantially all U.S. and Canadian employees are contributory, with contributions reviewed annually and adjusted as appropriate. These plans contain other cost-sharing features such as deductibles and coinsurance. Hewitt Associates does not pre-fund these plans and has the right to modify or terminate any of these plans in the future.

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company does not have any benefit obligations and plan assets as of September 30, 2003. The following tables provide a reconciliation of the changes in the Hewitt Associates defined benefit and healthcare plans’ benefit obligations and fair value of assets for the year ended September 30, 2002, and a statement of funded status as of September 30, 2002.

	Pension Benefits 2002	Health Benefits 2002
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,028	$3,603
Acquisition of Bacon & Woodrow	51,985	—
Service cost	809	608
Interest cost	1,113	336
Actuarial losses	4,370	4,054
Benefit payments	(218)	(48)
Changes in foreign exchange rates	4,326	—
De-consolidation of Hewitt Associates	—	—

Benefit obligation, end of year	$63,413	$8,553

Change in Plan Assets
Fair value of plan assets, beginning of year	$—	$—
Acquisition of Bacon & Woodrow	39,796	—
Actual return on plan assets	(3,743)	—
Employer contribution	279	48
Benefit payments	(218)	(48)
Changes in foreign exchange rates	2,965	—
De-consolidation of Hewitt Associates	—	—

Fair value of plan assets, end of year	$39,079	$—

Reconciliation of Accrued Obligation and Total Amount Recognized
Unfunded status	$(24,334)	$(8,553)
Unrecognized net loss	9,420	2,302
Unrecognized prior service cost	—	2,554
Unrecognized transition obligation	—	525
Minimum pension liability	(690)	—

Net amount recognized, end of year	$(15,604)	$(3,172)

The assumptions used in the measurement of our benefit obligations as of June 30, 2002 are as follows:

	Pension Benefits 2002	Health Benefits 2002
Weighted-average assumptions:
Discount rate	5.70%	7.00%
Expected return on plan assets	6.50%	N/A
Rate of compensation increase	3.00%	N/A

The health plan provides flat dollar credits based on years of service and age at retirement. There is a small group of grandfathered retirees who receive postretirement medical coverage at a percentage of cost. The liabilities for these retirees were valued assuming a 12.0% health care cost trend rate for 2002. The rate was assumed to decrease gradually to 6.0% in 2014 and remain at that level thereafter.

The components of net periodic benefit costs for the three years ended September 30, 2003 include:

	Pension Benefits		Health Benefits
	2003	2002	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$4,338	$809	$602	$608	$351
Interest cost	3,080	1,148	448	336	201
Expected return on plan assets	(2,558)	(1,041)	—	—	—
Amortization of:
-Unrecognized prior service cost	—	—	120	—	—
-Unrecognized loss	—	—	50	68	1
-Transition obligation	—	—	25	33	33

Net periodic benefit cost	$4,860	$916	$1,245	$1,045	$586

The effect of a one percentage point increase or decrease in the assumed health care cost trend rates on total service and interest costs and the postretirement benefit obligation are provided in the following table.

2002
Effect of 1% Change in the Assumed Health Care Cost Trend Rates
Effect of 1% increase on:
-Total of service and interest cost components	$2
-Benefit obligation	62
Effect of 1% decrease on
-Total of service and interest cost components	$(2)
-Benefit obligation	(57)

19. Stock-Based Compensation Plans

In 2002, Hewitt Associates adopted the Hewitt Global Stock and Incentive Compensation Plan (the “Plan”) for associates and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of Hewitt Associates (the “Committee”). Under the Plan, associates and directors may receive awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash-based awards. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company is no longer subject to the terms of the Plan. Through July 1, 2003, the date of the de-consolidation of Hewitt Associates, only restricted stock and restricted stock units and non-qualified stock options were granted. A total of 25,000,000 shares of Hewitt Associates’ Class A common stock were reserved for issuance under the Plan.

Restricted Stock and Restricted Stock Units

In connection with initial public offering, Hewitt Associates granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002, grant date (a weighted price of $19.02 per share) and 37% were amortized on a straight-line basis as non-cash compensation expense from the grant date until December 31, 2002 and 63% are being amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. For the years ended September 30, 2003 and 2002, compensation expense for the initial public offering restricted stock awards was $35,193 and $27,525, respectively, representing amortization and applicable payroll taxes for the respective periods.

Stock Options

The Committee may grant both incentive stock options and non-qualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the plan, stock options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to directors. The stock option price is determined by the Committee, provided that for stock options issued to participants in the United States, the stock option price should not be less than 100% of the fair market value of the underlying shares on the date the stock option is granted and no stock option should be exercisable later than the tenth anniversary of its grant. The non-qualified stock options granted vest over a period of four years and expire in ten years. The following table summarizes stock option activity during 2003 and 2002:

	2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of fiscal year	4,089,003	$19.29	—	$—
Granted	48,987	32.39	4,106,703	19.29
Exercised	(15,931)	19.00	—	—
Forfeited	(80,666)	19.48	(17,700)	19.00
De-consolidation of Hewitt Associates	(4,041,393)	19.45	—	—

Outstanding at end of fiscal year	—	$—	4,089,003	$19.29

Exercisable options outstanding at end of fiscal year	—	$—	—	$—

The weighted-average estimated fair market value of employee stock options granted during 2003 and 2002 was $10.74 and $6.50 per share, respectively. These stock options were granted at exercise prices equal to the current fair market value of the underlying stock.

20. Legal Proceedings

The Company is not party to any material legal proceedings. Hewitt Associates is occasionally subject to lawsuits and claims arising in the normal conduct of business. The Company does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of Hewitt Associates or the Company.

21. Income Taxes

Prior to Hewitt Associates’ transition to a corporate structure, no provision for income taxes was made as the liability for such taxes were that of the Company’s owners. As a result of Hewitt Associates’ transition to a corporate structure on May 31, 2002, a tax expense of $21,711 was recognized in fiscal 2002 related to deferred tax assets and liabilities recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, arising from temporary differences between the book and tax basis of Hewitt Associates LLC and Affiliates’ assets and liabilities at the date of transition.

For the period October 1, 2002 through June 30, 2003 and for the period subsequent to transition in fiscal 2002, the provision for income taxes aggregated $44,811 and $11,342 ($33,053 income tax expense less the $21,711 tax expense related to the transition to a corporate structure), respectively, and consisted of the following:

	2003			2002
	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$15,976	$21,009	$36,985	$25,740	$(16,108)	$9,632
State and local	3,699	3,001	6,700	4,808	(3,314)	1,494
Foreign	1,121	5	1,126	216	—	216

	$20,796	$24,015	$44,811	$30,764	$(19,422)	$11,342

At September 30, 2003, the Company had no income tax liability as a result of the Distribution and subsequent de-consolidation of Hewitt Associates. At September 30, 2002, Hewitt Associates had income taxes receivable of $2,091.

Income tax expense for the period subsequent to transition differed from the amounts computed by applying the U.S. federal income tax rate of 35% to Hewitt Associates’ income before taxes ($109,519 for the period October 1, 2002 through June 30, 2003, and $10,361 for the period June 1, 2002 through September 30, 2002) as a result of the following:

	2003	2002
Provision for taxes at U.S. federal statutory rate	$38,332	$3,626
Increase in income taxes resulting from:
Costs of transition to corporate structure	—	4,530
State and local income taxes, net of federal income tax benefit	3,592	972
Nondeductible expenses	712	592
Foreign earnings taxed at varying rates and foreign losses not tax effected	1,906	1,401
Other	269	221

	$44,811	$11,342

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	2003	2002
Deferred tax assets:
Accrued expenses	$—	$23,910
Foreign tax loss carryforwards	—	27,859
Other	—	3,176

	—	54,945
Valuation allowance	—	(27,859)

	$—	$27,086

Deferred tax liabilities:
Compensation and benefits	$—	$15,805
Income deferred for tax purposes	—	2,282
Goodwill amortization	—	1,460
Depreciation and amortization	—	5,583
Other	—	4,245

	$—	$29,375

In assessing the realizability of Hewitt Associates’ deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Hewitt Associates’ foreign taxable loss for the nine-month period ended June 30, 2003, and for the four-month period ended September 30, 2002 was $2,515 and $21,477, respectively. Hewitt Associates’ consolidated taxable income for the nine-month period ended June 30, 2003, and for the four month period ended September 30, 2002, was $111,371 and $26,457, respectively.

22.	Segments and Geographic Data

Prior to July 1, 2003, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined that it had two reportable segments based on similarities among the operating units including homogeneity of services, service delivery methods, and use of technology. The two segments were Outsourcing and Consulting.

•	Outsourcing—Hewitt Associates applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). Hewitt Associates’ recent acquisition of Cyborg expands its outsourcing service offering to include payroll administration, allows Hewitt Associates to provide clients with a standalone payroll service and, importantly, enables Hewitt Associates to offer a comprehensive range of human resources services. Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management services include workforce administration, compensation, recruiting and staffing, talent management, performance management, and learning and development.

•	Consulting—Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans, and broader human resources programs and processes.

Hewitt Associates operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the outsourcing and consulting businesses. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt Associates utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems and human resources, however, are allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage and headcount.

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2003	2002	2001
Outsourcing (1)
HR services revenues before reimbursements (net revenues) (2)	$908,187	$1,115,462	$951,884
Segment income before the non-recurring software charge (2)(3)	181,628	272,702	164,425
Segment income (2)(3)	181,628	272,702	137,956
Net client receivables and work in process	—	193,996
Goodwill and certain intangible assets	—	—
Deferred contract costs	—	128,172

Consulting (4)
HR services revenues before reimbursements (net revenues) (2)	$545,075	$600,735	$523,777
Segment income (2)(3)	102,618	161,787	168,766
Net client receivables and work in process	—	200,188
Goodwill and certain intangible assets	—	282,088
Deferred contract costs	—	—

Total Company
HR services revenues before reimbursements (net revenues) (2)	$1,453,262	$1,716,197	$1,475,661
Related party rental revenues (2)	5,711	—	—
Third party rental revenues (2)	1,681	3,477	3,694

Total revenues before reimbursements (net revenues)	1,460,654	1,719,674	1,479,355
Reimbursements	40,395	33,882	26,432

Total revenues	$1,501,049	$1,753,556	$1,505,787

Segment income before the non-recurring software charge	$284,246	$434,489	$333,191
Non-recurring software charge	—	—	26,469

Segment income (2)(3)	284,246	434,489	306,722
Charges not recorded at the Segment level (5):
One-time charges	—	26,143	—
Initial public offering restricted stock awards (2)(3)(6)	35,193	27,525	—
Unallocated shared costs (2)(3)	126,833	140,501	121,020

Operating income – Hewitt Associates (2)(3)	122,220	240,320	185,702
Hewitt Holdings LLC rental revenues (7)	7,392	3,477	3,694
Other operating income (expenses) – Hewitt Holdings LLC and Property Entities (7)	6,032	12,869	(786)

Operating income (2)(3)	$135,644	$256,666	$188,610

Net client receivables and work in process	$—	$394,184
Goodwill and certain intangible assets	—	282,088
Deferred contract costs	—	128,172
Assets not reported by segment	261,419	862,115

Total assets	$261,419	$1,666,559

(1)	The fiscal year 2001 Outsourcing results include the results of Sageo prior to the decision to transition Sageo clients from Sageo’s website to the Total Benefits Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt Associates. In the year ended September 30, 2001, stand-alone company expenses were eliminated and Sageo website development spending ceased. Sageo contributed $10,342 of Outsourcing net revenues and reduced segment income by $73,462 for the year ended September 30, 2001.

(2)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside of the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, includes the consolidated results of Hewitt Associates for the nine months ended June 20, 2003.

(3)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation as compensation and related expenses in arriving at segment income.

(4)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in our Consulting segment results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

(5)	In connection with Hewitt Associates’ transition to a corporate structure, the following one-time charges were incurred: a) $8,300 of non-recurring compensation expense related to the establishment of a vacation liability for its former owners and b) $17,843 of non-recurring compensation expense resulting from certain owners receiving more Hewitt Associates’ common stock than their proportional share of total capital, without offset for those owners who receive less than their proportional share.

(6)	Compensation expense of $35,193 and $27,525 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

(7)	For historical periods, Hewitt Associates’ consolidated segment results include the majority of the occupancy costs under operating and capital leases. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities have not been allocated to the segments. Included in other operating income (expenses) is the elimination of intercompany charges included in the segment results. In fiscal year 2001, other operating income (expenses) include deferred compensation expense of $15,333. The related plan was terminated in 2002.

Revenues and long-lived assets for the years ended September 30 are indicated below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment and intangible assets, such as capitalized software.

	Year Ended September 30,
	2003	2002	2001
Revenues
United States	$1,245,219	$1,575,224	$1,384,685
United Kingdom	160,502	84,313	30,017
All Other Countries	95,328	94,019	91,085

Total	$1,501,049	$1,753,556	$1,505,787

Long-Lived Assets
United States	$234,745	$716,158
United Kingdom	—	296,862
All Other Countries	—	15,694

Total	$234,745	$1,028,714

23.	Dispositions

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in a gain of $39,930. Proceeds from the sale totaled $67,283. At the time of the sale, Hewitt Associates leased office space at the property. As a result of Hewitt Associates’ lease for a portion of this property, the Company accounted for the sale as a sale-leaseback transaction and deferred $22,746 of the gain on the sale and began amortizing it into income over the life of the Hewitt Associates lease. The remaining $17,184 of the gain was recognized as other income. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $21,706 of the unamortized deferred gain on the sale in the fiscal fourth quarter of 2003, with $508 remaining as deferred in other long-term liabilities representing the extent of the Company’s continued ownership of Hewitt Associates and such remaining deferral is being amortized into income over the remaining lease period.

On May 7, 2003, the Company sold an office building located in Rowayton, Connecticut to an independent third party resulting in a gain of $10,116. Proceeds from the sale totaled $16,744.

In April 2002, the Company sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space through April 2017. The gain of $10,899 on the sale of the Norwalk property was deferred in other long-term liabilities and was being recognized as an offset to depreciation expense ratably over the capital lease term. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $9,821 of the unamortized deferred gain on the sale in the fiscal fourth quarter of 2003, with $230 remaining as deferred in other long-term liabilities representing the extent of the Company’s continued ownership of Hewitt Associates and such remaining deferral is being amortized into income over the remaining lease period.

Schedule III - Consolidated Real Estate and Accumulated Depreciation as of September 30, 2003

(Dollars in thousands)

Description	Location	Encumbrances at September 30, 2003	Initial Cost to Company		Subsequent Costs Capitalized, Net		Land	Buildings and additions	Total (a)	Accumulated Depreciation	Date of Construction/ Renovation	Date Acquired	Depreciable Lives
			Land	Buildings and additions	Land	Buildings and additions
Office Rental Properties:
Hewitt Properties I	Lincolnshire, IL.	64,424	3,641	—	—	76,587	3,641	76,587	80,228	(10,842)	1998	May 31/89	39
Hewitt Properties II	Lincolnshire, IL.	40,331	2,427	—	—	44,215	2,427	44,215	46,642	(4,724)	1999	Oct 1/98	39
Hewitt Properties III	Lincolnshire, IL.	32,133	4,039		—	34,221	4,039	34,221	38,260	(21,243)	1978/1982/1987	1978/1981	25/30
Hewitt Properties IV	Orlando, FL.	27,232	1,779	—	—	41,541	1,779	41,541	43,320	(4,436)	1999	Aug 6/99	39
Hewitt Properties IV	Woodlands, TX	49,926	9,164	—	—	56,585	9,164	56,585	65,749	(5,501)	1999/2000	Feb 1/98	39
Orlando Land	Orlando, FL.	—	1,236	—	—	—	1,236	—	1,236	—		May 14/97	—
LS Schwarzenhorn	Lincolnshire, IL.	—	185	103	—	—	185	103	288	(176)		Sept 12/80	10

Total		214,046	22,471	103	—	253,149	22,471	253,252	275,723	(46,922)

The changes in investment in real estate for the years ended September 30, 2003, 2002, and 2001 are as follows:

2003 (b)
Balance at the beginning of the year	230,510
Additions during the year:
Acquisitions	—
Improvements	—
Other (must describe)	—
Deductions during the year:
Cost of real estate sold	—
Write-off of fully depreciated assets	—
Depreciation expense for assets from July-September	(1,709)

Balance at the end of the year	228,801

(a)	The total aggregate cost of the property for Federal income tax purposes was $275,922 at September 30, 2003.

(b)	On July 1, 2003, Hewitt Holdings LLC (“Hewitt Holdings”) distributed its shares of Class B common stock of Hewitt Associates, Inc. (“Hewitt Associates”) to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings (the “Distribution”). The distributed shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when held by Hewitt Holdings. The Distribution reduced Hewitt Holdings’ interest in Hewitt Associates to approximately 2% so that Hewitt Holdings no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. Prior to the Distribution, the real estate at Hewitt Holdings was used in the business and as such, is not presented in the schedule.

INDEX TO EXHIBITS

Exhibit	Description

2.1*	Business Amalgamation Agreement between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

2.2*	Amendment to Business Amalgamation Agreement, between the Partners of Bacon & Woodrow signatory thereto, Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.2 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002).

3.1*	Amended and Restated Operating Agreement of Hewitt Holdings LLC.

10.1*	Amended and Restated Multicurrency Promissory Note, dated February 23, 1998 (incorporated herein by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.2*	Hewitt Global Stock and Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.3*	Amended and Restated Registration Rights Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.4*	Hewitt Associates LLC Note Purchase Agreement, dated May 1, 1996, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated herein by reference to Exhibit 10.4 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.5*	Hewitt Associates LLC Note Purchase Agreement, dated as of March 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated herein by reference to Exhibit 10.5 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.6*	Hewitt Associates LLC First Amendment to Note Purchase Agreement, dated as of June 15, 2000, amending the Note Purchase Agreement authorizing the issue and sale of $15,000,000 aggregate principal amount of its 7.94% Senior Notes, Series A, Tranche 1, due March 30, 2007 and $35,000,000 aggregate principal amount of its 8.08% Senior Notes, Series A, Tranche 2, due March 30, 2012 (incorporated herein by reference to Exhibit 10.6 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-84198).

10.7*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series B), dated as of June 15, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 8.11% Senior Notes, Series B, due June 30, 2010 (incorporated herein by reference to Exhibit 10.7 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.8*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series C), dated as of June 15, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.93% Senior Notes, Series C, due June 30, 2007 (incorporated herein by reference to Exhibit 10.8 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.9*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series D), dated as of October 1, 2000, authorizing the issue and sale of $10,000,000 aggregate principal amount of Subsequent Notes designated as its 7.65% Senior Notes, Series D, due October 15, 2005 (incorporated herein by reference to Exhibit 10.9 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.10*	Hewitt Associates LLC Supplemental Note Purchase Agreement (Series E), dated as of October 1, 2000, authorizing the issue and sale of $15,000,000 aggregate principal amount of Subsequent Notes designated as its 7.90% Senior Notes, Series E, due October 15, 2010 (incorporated herein by reference to Exhibit 10.10 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.11*	Transfer Restriction Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.11 to Hewitt Associates, Inc.’s Registration Statement on Form S-1 as amended, Registration No. 333-105560).

10.12*+	Distribution Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.12 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.13*	Revolving and Term Credit Facility by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto dated as of May 28, 1996, as amended by Amendments 1 through 6 thereto (incorporated herein by reference to Exhibit 10.13 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.14*	Transfer Restriction Agreement between Hewitt Associates, Inc. and the partners of Bacon & Woodrow (incorporated herein by reference to Exhibit 10.14 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.15*	Services Agreement between Hewitt Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.16*	First Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $50,000,000 aggregate principal amount of its 7.45% Senior Notes due May 30, 2008 (incorporated herein by reference to Exhibit 10.16 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.17*	Second Amendment and Waiver to Note Purchase Agreement, dated May 31, 2002, authorizing the issue and sale of $15,000,000 of its 7.94% Senior Notes, Series A, Tranche 1, $35,000,000 of its 8.08% Senior Notes, Series A, Tranche 2, $10,000,000 of its 8.11% Senior Notes, Series B, $15,000,000 of its 7.93% Senior Notes, Series C, $10,000,000 of its 7.65%, Senior Notes, Series D, and $15,000,000 of its 7.90% Senior Notes, Series E (incorporated herein by reference to Exhibit 10.17 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.18*	Ownership Interest Transfer Agreement between Hewitt Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.18 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.19*	Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.20*	Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.21*	Seventh Amendment to Revolving and Term Credit Agreement by and among Hewitt Associates LLC, Harris Trust and Savings Bank, Individually and as Agent, and the Lenders Party thereto (incorporated herein by reference to Exhibit 10.21 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-84198).

10.22*	Three Year Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated herein by reference to Exhibit 10.22 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.23*	364-Day Credit Agreement, dated as of September 27, 2002, among Hewitt Associates LLC and Harris Trust and Savings Bank, Bank of America NA, Wells Fargo Bank NA, Wachovia Bank NA (incorporated herein by reference to Exhibit 10.23 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.24*	Promissory Note, dated as of November 26, 2002, among Hewitt Holdings LLC and Harris Trust and Savings Bank (incorporated herein by reference to Exhibit 10.24 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.25*	Aggregate Term Facility, dated as of June 5, 2002 and amended on August 29, 2002, by and among Hewitt Bacon & Woodrow Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.24 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002).*

10.26*	Hewitt Properties I LLC Note Purchase Agreement, dated as of October 1, 1997, authorizing the issue and sale of $75,000,000 aggregate principal amount of its 7.02% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.26 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.27*	Hewitt Properties II LLC Note Purchase Agreement, dated as of November 19, 1998, authorizing the issue and sale of $45,000,000 aggregate principal amount of its 6.73% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.27 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.28*	Hewitt Properties III LLC Note Purchase Agreement, dated as of April 22, 1999, authorizing the issue and sale of $40,000,000 aggregate principal amount of its 6.89% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.28 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.29*	Hewitt Properties IV LLC Note Purchase Agreement, dated as of April 22, 1999, authorizing the issue and sale of $85,000,000 aggregate principal amount of its 7.13% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.29 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.30*	Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.25 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.31*	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.26 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.32*	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.27 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.33*	Lease Agreement by and between LaSalle Bank National Association—Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of May 15, 1989, as amended by amendments 1 through 9 thereto (incorporated herein by reference to Exhibit 10.28 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.34*	Lease Agreement by and between LaSalle Bank National Association—Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of August 15, 1995, as amended on October 1, 1995 and September 28, 2001 (incorporated herein by reference to Exhibit 10.29 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.35*	Lease Agreement by and between LaSalle Bank National Association—Trust # 108178, Trustee for Overlook Associates with Hewitt Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of December 1, 1989, as amended on September 28, 2001 (incorporated herein by reference to Exhibit 10.30 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.36*	Foreign Currency Option Transaction, dated August 6, 2001, between J. Aron & Company and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.36 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.37*	Agreement of lease, dated June 1, 2002, between ANNOD CORP., not personally but solely as trustee of The Bayview Trust, Landlord and Hewitt Associates LLC, Tenant (incorporated herein by reference to Exhibit 10.37 to Hewitt Holdings LLC’s Registration Statement on Form 10).

10.38*	Guaranty Agreement, dated as of March 7, 2003, by and between Hewitt Associates LLC and Citigroup, Inc. and its affiliates (incorporated herein by reference to Exhibit 10.1 to Hewitt Associates, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003).

10.39*	Stockholders’ Agreement by and among Hewitt Associates, Inc., Hewitt Holdings LLC and the Covered Persons signatory thereto, dated as of July 1, 2003 (incorporated herein by reference to Exhibit 10.31 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

21	Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	As previously filed.

+	Confidential treatment has been granted for portions of this document