Form 10-Q
period 2003-12-31
HEWITT HOLDINGS LLC
filed 2004-02-04
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

HEWITT HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,936	$5,937
Client receivables and unbilled work in process, less allowances of $0 at December 31, 2003 and $221 at September 30, 2003	137	744
Prepaid expenses and other current assets	120	113

Total current assets	$5,193	$6,794

Non-Current Assets
Property and equipment, net	227,742	229,912
Intangible assets, net	890	905
Investment in Hewitt Associates (Note 1)	17,233	15,960
Related party deferred rent receivable	3,863	3,928
Due from owners	1,280	739
Investment in Overlook Associates	3,263	3,181

Total non-current assets	254,271	254,625

Total Assets	$259,464	$261,419

LIABILITIES
Current Liabilities
Accounts payable	$—	$327
Accrued expenses	123	1,675
Current portion of long-term debt	8,882	8,733

Total current liabilities	9,005	10,735

Long-Term Liabilities
Debt, less current portion	203,036	205,314
Other long-term liabilities	725	738

Total long-term liabilities	203,761	206,052

Total Liabilities	$212,766	$216,787

Commitments and Contingencies (Note 7)

Owners’ Capital
Accumulated earnings and paid-in capital	$46,019	$44,542
Accumulated other comprehensive income	679	90

Total owners’ capital	46,698	44,632

Total Liabilities and Owners’ Capital	$259,464	$261,419

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2003	2002
Revenues:
Revenues before reimbursements	$—	$480,319
Rental revenues from Hewitt Associates	5,709	—
Other rental revenues	—	1,130

Total revenues before reimbursements (net revenues)	5,709	481,449
Reimbursements	—	13,606

Total revenues	5,709	495,055

Operating expenses:
Compensation and related expenses, excluding restricted stock awards	—	312,318
Restricted stock awards	—	24,885
Reimbursable expenses	—	13,606
Other operating expenses	1,941	91,848
Selling, general and administrative expenses	354	19,856

Total operating expenses	2,295	462,513

Operating income	3,414	32,542

Other expenses, net:
Interest expense	(3,646)	(8,682)
Interest income	10	736
Gain on sales of property	377	179
Other income (expense), net	1,319	321

	(1,940)	(7,446)

Income before owner distributions	$1,474

Income before taxes, minority interest and owner distributions		25,096
Provision for income taxes		10,337

Income after taxes and before minority interest and owner distributions		14,759
Minority interest		4,185

Income after taxes and minority interest and before owner distributions		$10,574

(1)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates, Inc. Class B common stock it previously held, to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ ownership interest in Hewitt Associates, Inc. to approximately 2%; accordingly the Company no longer consolidates the results of Hewitt Associates, Inc., but accounts for the remaining investment in Hewitt Associates, Inc. using the equity method of accounting. As a result, the Company’s consolidated statement of operations for three months ended December 31, 2003, does not include the consolidated results from operations for Hewitt Associates, Inc. However, for the three months ended December 31, 2002, the Company’s results include the consolidated results from operations for Hewitt Associates, Inc. Please see the pro forma financial statements included in Note 3.

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Income before owner distributions	$1,474
Income after taxes and minority interest and before owner distributions		$10,574
Adjustments to reconcile income before owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:
Depreciation	2,046	21,429
Amortization	15	7,563
Restricted stock awards	—	22,624
Deferred income taxes	—	7
Minority interest	—	4,185
Equity in earnings from unconsolidated investments	(1,354)	(675)
Gain on sales of property	(377)	(179)
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	607	18,216
Prepaid expenses and other current assets	(7)	(30,714)
Related party deferred rent receivable	65	3,928
Deferred contract costs	—	(480)
Accounts payable	(327)	1,722
Accrued expenses	(1,545)	4,938
Advanced billings to clients	—	19,718
Deferred contract revenues	—	(1,919)
Employee deferred compensation and accrued profit sharing	—	(2,685)
Other long-term liabilities	—	(6,074)

Net cash provided by operating activities	597	72,178
Cash flows from investing activities:
Additions to property and equipment	—	(5,444)
Cash paid for acquisitions, net of cash received	—	(6,846)
Distributions from equity investment	581	—
Proceeds from sale of property	488	—
Increase in other assets	—	(14,770)

Net cash provided by (used in) investing activities	1,069	(27,060)
Cash flows from financing activities:
Capital contributions (distributions), net	3	(58,156)
Short-term borrowings	—	13,481
Taxes paid on behalf of owners	(541)	—
Repayments of long-term debt	(2,129)	(1,988)
Repayments of capital lease obligations	—	(2,305)
Payment of offering costs by Hewitt Associates	—	(32)

Net cash used in financing activities	(2,667)	(49,000)
Effect of exchange rate changes on cash and cash equivalents	—	396

Net decrease in cash and cash equivalents	(1,001)	(3,486)
Cash and cash equivalents, beginning of period	5,937	173,736

Cash and cash equivalents, end of period	$4,936	$170,250

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Unaudited)

(Dollars in thousands)

1. Description of Business

Hewitt Holdings LLC and Subsidiaries (“Hewitt Holdings” or the “Company”) consists of the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. Prior to July 1, 2003, Hewitt Associates, Inc. and its subsidiaries or its predecessor, Hewitt Associates LLC and Affiliates (“Hewitt Associates”) was the principal operating subsidiary of the Company. Hewitt Associates provides human resources outsourcing and consulting services. The term “owner” refers to the individuals who are current or retired owners of limited liability company interests of Hewitt Holdings.

Hewitt Holdings owns significant real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates on terms which at inception, were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in these properties were funded through capital contributions of Hewitt Holdings’ owners and third-party debt. The debt is a non-recourse obligation of Hewitt Holdings’ Property Entities and is not an obligation of nor guaranteed by Hewitt Associates. The properties the Company owns are located in Illinois, Florida, and Texas.

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure and initial public offering. As part of that transition, Hewitt Holdings, received 70,819,520 shares of Hewitt Associates’ Class B common stock. On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 72% at June 30, 2003, to a minority interest of approximately 2% at July 1, 2003 and December 31, 2003.

On August 6, 2003, Hewitt Associates completed a registered secondary offering of Hewitt Associates’ Class A common stock. In conjunction with Hewitt Associates’ secondary offering, the Company distributed 350,431 shares of Hewitt Associates’ Class B common stock to certain owners resident outside the United States who had held their shares through Hewitt Holdings.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2003, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

On July 1, 2003, the Company distributed 67,783,937 shares of Class B common stock of Hewitt Associates then held by the Company to its owners (the “Distribution”). The Distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. The Company’s consolidated balance sheets at December 31, 2003 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the three months ended December 31, 2002, include the consolidated results of operations of Hewitt Associates.

Prior to July 1, 2003, significant eliminating entries resulting from the consolidation of Hewitt Associates included the elimination of intercompany capital leases and the reversal of intercompany rental income and expense and the recognition of depreciation and interest expense related to the real estate under capital leases. As such, on a consolidated basis, the Company’s financial statements prior to July 1, 2003, reflect the Company’s owned real estate and related third-party debt and no intercompany lease obligations and related activities.

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

The Company considers the criteria established by Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in determining whether revenue should be recognized on a gross versus a net basis. In consideration of these criteria, the Company recognizes revenue primarily on a gross basis. Factors considered in determining if gross or net recognition is appropriate include whether Hewitt Associates is primarily responsible to the client for the services, changes the delivered product, performs part of the service delivered, has discretion on vendor selection, or bears credit risk. In accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, reimbursements received for out-of-pocket expenses incurred are characterized as revenues and are shown as a separate component of total revenues. Similarly, related reimbursable expenses are also shown separately within operating expenses.

The Company leases its real estate properties pursuant to operating leases. The Company records rental income for the full term of each lease on a straight-line basis. Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three months ended December 31, 2003, 100% of the Company’s rental income was derived from leases with Hewitt Associates. Prior to the Distribution, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

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

Hewitt Associates’ restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions for the three months ended December 31, 2002, would have been as follows:

2002
Income after taxes and minority interest and before owner distributions:
As reported	$10,574
Stock-based compensation expense included in reported net income, net of tax and minority interest	10,518
Pro forma stock compensation expense, net of tax and minority interest	(11,561)

Adjusted income after taxes and minority interest and before owner distributions	$9,531

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Distribution of Hewitt Associates Shares

On July 1, 2003, the Company distributed 67,783,937 shares of Hewitt Associates’ Class B common stock it held to its owners (the “Distribution”). The Distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated balance sheets at December 31, 2003 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates and the Company’s statements of operations and cash flows for the three months ended December 31, 2003 do not reflect the operations of Hewitt Associates. However, the Company’s statements of operations and cash flows for the three months ended December 31, 2002, do include the operations of Hewitt Associates. The following unaudited pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2002, the beginning of fiscal 2003, and exclude any non-recurring adjustments, to allow for comparability.

The Hewitt Associates historical results in the following pro forma consolidated income statements reflect Hewitt Associates’ results for the three months ended December 31, 2002. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Three Months Ending December 31, 2002
	Hewitt Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$480,319	$(480,319)	$—		$—
Rental revenues from Hewitt Associates	—	—	5,709	(a)	5,709
Other rental revenues	1,130	—	—		1,130

Total revenues before reimbursements (net revenues)	481,449	(480,319)	5,709		6,839
Reimbursements	13,606	(13,606)	—		—

Total revenues	495,055	(493,925)	5,709		6,839

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	312,318	(311,539)	(779	)(b)	—
Restricted stock award compensation	24,885	(24,885)	—		—
Reimbursable expenses	13,606	(13,606)	—		—
Other operating expenses	91,848	(94,413)	5,709	(a)	3,543
			399	(c)
Selling, general and administrative expenses	19,856	(19,436)	—		420

Total operating expenses	462,513	(463,879)	5,329		3,963

Operating income	32,542	(30,046)	380		2,876
Other expenses, net
Interest expense	(8,682)	5,316	(438	)(d)	(3,804)
Interest income	736	(643)	—		93
Gains on disposal of properties	179	—	—		179
Other income (expense), net	321	278	344	(e)	943

	(7,446)	(4,951)	(94)		(2,589)

Income before income taxes, minority interest and owner distributions	25,096	(25,095)	286		287
Provision for income taxes	10,337	(10,337)	—		—

Net income		$(14,758)

Income after taxes and before minority interest and owner distributions	14,759		286		287
Minority interest	4,185		(4,185	)(f)	—

Income after taxes and minority interest and before owner distributions	$10,574		$4,471		$287

(a)	Represents rental income from Hewitt Associates for the three months ended December 31, 2002. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Reclassification of payments made on behalf of owners.

(c)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.

(d)	Represents Hewitt Associates interest expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.

(e)	An adjustment to record the estimated equity earnings of the Company’s remaining investment in Hewitt Associates as if the Company had its approximate 2% ownership interest in Hewitt Associates for the three months ended December 31, 2002.

(f)	An adjustment to eliminate the minority interest generated prior to the de-consolidation of Hewitt Associates.

4. Other Comprehensive Income

The following table presents the pre-tax and after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2003	2002
Income before owner distributions	$1,474
Income after taxes and minority interest and before owner distributions		$10,574
Other comprehensive income:
Foreign currency translation adjustments	589	3,708

Total other comprehensive income	$2,063	$14,282

5. Related Party Transactions

The Company entered into real estate operating leases with Hewitt Associates and its subsidiaries on terms which at inception, were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by Hewitt Holdings’ owners and third-party debt. The debt is reflected on the Company’s balance sheet and is not an obligation of, nor guaranteed by, Hewitt Associates.

In June 2002, Hewitt Associates entered into a 15-year capital lease with The Bayview Trust to lease office space in Newport Beach, California. On March 7, 2003, The Bayview Trust sold the property in Newport Beach, California, and Hewitt Associates’ lease was assigned to the third-party purchaser of the building.

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of Hewitt Associates, Inc., will provide certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested by Hewitt Holdings from time to time. Hewitt Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services. Hewitt Associates LLC may charge Hewitt Holdings separately for additional services on a time and materials basis. Through December 31, 2003, fees for all services Hewitt Associates LLC has provided under the services agreement, totaling $35 for the three months ended December 31, 2003 and $13 for the comparable prior year period, have been paid by Hewitt Holdings.

6. Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, at December 31, 2003 and September 30, 2003, consisted of the following:

	December 31, 2003	September 30, 2003
Client receivables	$137	$563
Unbilled work in process	—	181

	$137	$744

7. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

Hewitt Associates provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products or receipt of our services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements forGuarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of December 31, 2003, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

8. Stock-Based Compensation Plans

Hewitt Associates has a Global Stock and Incentive Compensation Plan (the “Plan”) for its employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. Through the Distribution date, only restricted stock and restricted stock units and nonqualified stock options had been granted.

In connection with its initial public offering in June 2002, Hewitt Associates granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002, grant date (a weighted price of $19.02 per share) and 37% were amortized on a straight-line basis as non-cash compensation expense from the grant date until December 31, 2002 and 63% are being amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company did not recognize any compensation expense for the initial public offering restricted stock awards in the three months ended December 31, 2003. For the three months ended December 31, 2002, compensation expense for the initial public offering restricted stock awards was $24,885, representing amortization and applicable payroll taxes for the period.

The Committee also granted 4,041,393 nonqualified stock options to purchase shares of Hewitt Associates Class A common stock prior to the Distribution. The option prices were determined by the Committee, provided that for options issued to participants in the United States, the option price could not be less than 100% of the fair market value of the shares on the date the option was granted and no option was exercisable later than the tenth aniversary of its grant. The nonqualified stock options granted vest over a period of four years.

9. Intangible Assets

The Company tests intangible assets for impairment whenever indicators of impairment arise. During the three months ended December 31, 2003 and for the year ended September 30, 2003, no impairments on intangible assets were recognized.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The following is a summary of intangible assets at December 31, 2003 and September 30, 2003:

	December 31, 2003			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful life
Deferred loan costs	$1,217	$327	$890	$1,217	$312	$905

Amortization expense related to definite-lived intangible assets for the three months ended December 31, 2003 and 2002, are as follows:

	2003	2002
Capitalized software	$—	$7,040
Trademarks	—	508
Deferred loan costs	15	15

Total	$15	$7,563

Estimated amortization expense related to intangible assets at September 30, 2003, is $62 in each of the five years that end September 30, 2008 and $595 for years thereafter.

10. Segment Data

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, Inc., Hewitt Holdings has one business segment consisting of its real estate operations.

Prior to July 1, 2003, pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company determined that it had two reportable segments, Outsourcing and Consulting, based on similarities among the Hewitt Associates’ operating units including homogeneity of services, service delivery methods, and use of technology.

Hewitt Associates operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the outsourcing and consulting businesses. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt Associates utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information services, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The table below presents information about the Company’s reportable segments for the three months ended December 31, 2002:

Three Months Ended December 31, 2002
Outsourcing
Revenues before reimbursements	$308,173
Segment income	68,713

Consulting
Revenues before reimbursements	$172,146
Segment income	26,201

Total Company
Revenues before reimbursements	$480,319
Other rental revenues	1,130

Total revenues before reimbursements (net revenues)	481,449
Reimbursements	13,606

Total revenues	$495,055

Segment income	$94,914
Charges not recorded at the Segment level – restricted stock awards (1)	24,885
Unallocated shared costs	39,983

Operating income – Hewitt Associates	30,046
Hewitt Holdings LLC rental revenues	1,130
Other operating income – Hewitt Holdings LLC and Properties Entities	1,366

Operating income	$32,542

(1)	Compensation expense of $24,885 for the three months ended December 31, 2002, related to the amortization of the restricted stock awards.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our consolidated financial statements and related notes presented earlier in this Quarterly Report on Form 10-Q. Please also refer to our consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. In addition to historical information, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described below and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

We use the terms “Hewitt Holdings” and “the Company” to refer to Hewitt Holdings LLC and its subsidiaries. We use the term “Hewitt Associates” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. We use the term “Property Entities” to refer to Hewitt Holdings’ wholly-owned subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust.

We use the term “owner” to refer to the individuals who are current or retired members of Hewitt Holdings. These individuals (with the exception of our retired owners) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004”or “fiscal 2004” means the twelve-month period that ends September 30, 2004. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through Hewitt Holdings (the “Distribution”). Following the Distribution, Hewitt Holdings’ ownership in Hewitt Associates decreased to approximately 2%. As such, Hewitt Holdings applies the equity method of accounting for its investment in Hewitt Associates so that only Hewitt Holdings’ share of Hewitt Associates’ earnings will be recognized as Hewitt Holdings’ other income. Beginning on July 1, 2003, Hewitt Holdings’ only business is owning, financing and leasing real estate assets which are primarily used by Hewitt Associates in operating its business. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, Hewitt Holdings’ consolidated balance sheet as of September 30, 2003 does not reflect the consolidated assets, liabilities and equity of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the three months ended December 31, 2002, include Hewitt Associates’ results.

Prior to the Distribution, Hewitt Associates was the principal operating business of the Company. Hewitt Holdings’ total revenues were comprised of Hewitt Associates’ HR services revenues. Hewitt Holdings’ third-party rental income was not material in relation to consolidated revenue in fiscal 2003. In fiscal 2004, rental revenues from Hewitt Associates make up all of Hewitt Holdings’ revenues.

Segments

Prior to the Distribution and de-consolidation of Hewitt Associates, the Company had two reportable segments:

•	Outsourcing—Hewitt Associates applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resource programs: benefits, payroll and workforce management. Benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans), and defined benefit (such as pension plans). Hewitt Associates’ expanded outsourcing service offering includes payroll administration, which allows Hewitt Associates to provide clients with a stand-alone payroll service and enables Hewitt Associates to complete its comprehensive range of human resources services. Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt Associates provide a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

While we report revenues and direct expenses based on these two segments, Hewitt Associates presents its offering to clients as a continuum of human resources services.

Subsequent to the Distribution, Hewitt Holdings has one business segment consisting of its real estate operations.

Critical Accounting Policies and Estimates

Revenues

We lease our real estate properties pursuant to operating leases. We record rental income for the full term of each lease on a straight-line basis. However, generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rental payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three months ended December 31, 2003, 100% of our rental income was derived from leases with Hewitt Associates. Prior to July 1, 2003, the date we distributed the majority of our shares in Hewitt Associates, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

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

Estimates

Various assumptions and other factors underlie the determination of significant accounting estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, known facts, current and expected economic conditions. We periodically reevaluate these significant factors and make adjustments when facts and circumstances dictate, however, actual results may differ from estimates.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended December 31, 2003 and 2002 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended December 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended December 31,
	2003	2002	Amount	%	2003	2002
	(in thousands)
Revenues:
HR services revenues before reimbursements	$—	$480,319	$(480,319)	(100.0)%	—%	99.8%
Rental revenues from Hewitt Associates	5,709	—	5,709	100.0	100.0	—
Other rental revenues	—	1,130	(1,130)	(100.0)	—	0.2

Total revenues before reimbursements (net revenues)	5,709	481,449	(475,740)	(98.8)	100.0	100.0
Reimbursements	—	13,606	(13,606)	(100.0)	—	2.8

Total revenues	5,709	495,055	(489,346)	(98.8)	100.0	102.8

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	312,318	(312,318)	(100.0)	—	64.9
Restricted stock award compensation	—	24,885	(24,885)	(100.0)	—	5.2
Reimbursable expenses	—	13,606	(13,606)	(100.0)	—	2.8
Other operating expenses	1,941	91,848	(89,907)	(97.9)	34.0	19.1
Selling, general and administrative expenses	354	19,856	(19,502)	(98.2)	6.2	4.1

Total operating expenses	2,295	462,513	(460,218)	(99.5)	40.2	96.1

Operating income	3,414	32,542	(29,128)	(89.5)	59.8	6.7
Other expenses, net	(1,940)	(7,446)	5,506	(73.9)	(34.0)	(1.5)

Income before owner distributions	$1,474		$1,474	100.0	25.8%

Income before taxes, minority interest and owner distributions		25,096	(25,096)	(100.0)		5.2
Provision for income taxes		10,337	(10,337)	(100.0)		2.1

Income after taxes and before minority interest and owner distributions		14,759	(14,759)	(100.0)		3.1
Minority interest		4,185	(4,185)	(100.0)		0.9

Income after taxes, minority interest and before owner distributions		$10,574	$(10,574)	(100.0)%		2.2%

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the three months ended December 31, 2003 and 2002 are not comparable. The results for the three months ended December 31, 2003 do not include the operating results of Hewitt Associates. The results for the three months ended December 31, 2002 include the operating results of Hewitt Associates. For a more meaningful comparison, the following table presents historical operations for the three months ended December 31, 2003 to the pro forma results for the three months ended December 31, 2002. The information for each of the three-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended December 31, 2003 and the pro forma results for the three months ended December 31, 2002 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods. We refer you to Note 3 in the consolidated financial statements for more information on the pro forma results from operations.

(in thousands)	Three Months Ended December 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended December 31,
	2003	2002	Amount	%	2003	2002
	(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	5,709	5,709	—	—%	100.0%	83.5%
Other rental revenues	—	1,130	(1,130)	(100.0)	—	16.5

Total rental revenues	5,709	6,839	(1,130)	(16.5)	100.0	100.0

Operating expenses:
Other operating expenses	1,941	3,543	(1,602)	(45.2)	34.0	51.8
Selling, general and administrative expenses	354	420	(66)	(15.7)	6.2	6.1

Total operating expenses	2,295	3,963	(1,668)	(42.1)	40.2	57.9

Operating income	3,414	2,876	538	18.7	59.8	42.1
Other expenses, net	(1,940)	(2,589)	649	(25.1)	(34.0)	(37.9)

Income before owner distributions	$1,474	$287	$1,187	413.6%	25.8%	4.2%

Three Months Ended December 31, 2003 and 2002

Revenues

Rental revenues decreased by 17% to $5,709 in the three months ended December 31, 2003, compared to $6,839 on a pro forma basis in the comparable prior year period. We sold the Newport Beach property in March 2003. This office building included operating leases with third parties and a capital lease with Hewitt Associates. As a result, rental revenue from Hewitt Associates was not affected and other rental revenues decreased by 100% over the comparable pro forma prior year period.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, utilities, repairs and maintenance, property taxes, and insurance) decreased by 45% to $1,941 in the three months ended December 31, 2003 compared to $3,543 in the comparable pro forma prior year period. The decrease is a result of the disposal of the Newport Beach property. Expenses related to the Newport Beach property are included in the pro forma results for the three months ended December 31, 2002 and are not included in the results for the three months ended December 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which includes legal and audit fees) decreased 16% to $354 for the three months ended December 31, 2003 compared to $420 in the comparable pro forma prior year period. The decrease is primarily a result of decreased legal fees, partially offset by increased audit fees resulting from the Company becoming a reporting company under the Securities and Exchange Act.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 25% to $1,940 in the three months ended December 31, 2003, from $2,589 in the comparable pro forma prior year period. The decrease in other expenses, net is a result of an increase in earnings from Hewitt Holdings minority interest in Hewitt Associates, a gain on the sale of land and a decrease in interest expense slightly offset by a decrease in interest income. The increase in the minority interest income is the result of Hewitt Associates having higher earnings for the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The increase in the gain on the sale of properties was a result of a disposal of land. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and less cash on hand for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes.

Summary of Cash Flows

(in thousands)

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Cash provided by:
Operating activities	$597	$72,178
Cash provided by (used in):
Investing activities	1,069	(27,060)
Cash used in:
Financing activities	(2,667)	(49,000)
Effect of exchange rates on cash	—	396

Net decrease in cash and cash equivalents	(1,001)	(3,486)
Cash and cash equivalents at beginning of period	5,937	173,736

Cash and cash equivalents at end of period	$4,936	$170,250

For the three months ended December 31, 2003 and 2002, cash provided by operating activities was $597 and $72,178, respectively. The decrease in cash flows provided by operating activities between the three months ended December 31, 2003 and 2002 is a result of the Distribution and subsequent de-consolidation of Hewitt Associates. Cash flows from rental income in the first quarter of 2004 was offset by cash payments made on accrued expenses.

For the three months ended December 31, 2003, cash provided by investing activities was $1,069 and cash used in investing activities for the three months ended December 31, 2002 was $27,060. The increase in cash provided by investing activities is a result of the Distribution and subsequent de-consolidation of Hewitt Associates and related to cash received from the sale of property and a distribution from an equity investment.

For the three months ended December 31, 2003 and 2002, cash used in financing activities was $2,667 and $49,000, respectively. The decrease in cash used in financing activities is a result of the Distribution and subsequent de-consolidation of Hewitt Associates. Cash used in financing activities in the first quarter of 2004 related primarily to the repayment of long-term debt.

At December 31, 2003, our cash and cash equivalents were $4,936, as compared to $170,250 at December 31, 2002, a decrease of $165,314 or 97%. Cash and cash equivalents decreased in 2003 primarily due to the de-consolidation of Hewitt Associates, which resulted in a distribution of $162,885. The disposal of the Newport Beach property also caused cash and cash flows to be higher at December 31, 2002.

Significant ongoing commitments consist primarily of leases and debt.

Prior to fiscal year 2003, the Company entered into real estate operating leases with Hewitt Associates and its subsidiaries on terms comparable to those that would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by Hewitt Holdings’ owners and third-party debt. The properties and debt are reflected on the Company’s balance sheets and is not an obligation of, nor guaranteed by, Hewitt Associates.

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, which totaled $211,918 as of December 31, 2003, and bear interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners which would result in a default. At December 31, 2003, we were in compliance with our debt agreement covenants.

We believe that funds from operations, cash and other current assets, and existing credit facilities will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, is not expected to have a material impact on the Company’s consolidated financial statements.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments.

•	The cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in our core markets could have a material adverse effect on our results.

•	Changes in interest rates and the availability of financing.

•	Competition from other properties in our core markets.

•	Further declines in the overall economic activity in our core markets.

•	The bankruptcy, insolvency or credit deterioration of our tenant.

•	The need to periodically renovate, repair and re-lease space and the costs thereof.

•	Increases in maintenance, insurance and operating costs.

•	Civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

•	Changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets could result in increased premium costs and/ or higher self retention of risks.

•	Changes in market rental rates and our ability to rent space on favorable terms could adversely impact our results.

•	Changes in Hewitt Associates’ performance may affect our results or the value of our investment in Hewitt Associates.

For a more detailed discussion of our risk related to Hewitt Associates’ business, see the information under the heading “Risk Factors” in Hewitt Associates’ Registration Statements on Form S-3 (File No. 333-105560) filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates. We do not hold or issue derivative financial instruments for trading purposes. At December 31, 2003, we were not a party to any hedging transaction or derivative financial instrument.

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

At December 31, 2003, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At December 31, 2003, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $7.7 million. At December 31, 2003, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $7.4 million.

Item 4.	Controls and Procedures

Our Chairman and chief financial officer has concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 6.	Exhibits and Reports on Form 8-K

a.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	Reports on Form 8-K. None.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWITT HOLDINGS LLC (Registrant)

Date: February 4, 2004	By:	/s/ DAVID L. HUNT

David L. Hunt Chairman