Form 10-Q
period 2004-03-31
HEWITT HOLDINGS LLC
filed 2004-05-05
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

HEWITT HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,879	$5,937
Client receivables and unbilled work in process, less allowances of $22 at March 31, 2004 and $221 at September 30, 2003	—	744
Prepaid expenses and other current assets	1	113

Total current assets	$4,880	$6,794

Non-Current Assets
Property and equipment, net	225,779	229,912
Intangible assets, net	874	905
Investment in Hewitt Associates (Note 1)	15,950	15,960
Related party deferred rent receivable.	3,805	3,928
Due from owners	836	739
Investment in Overlook Associates	3,090	3,181

Total non-current assets	250,334	254,625

Total Assets	$255,214	$261,419

LIABILITIES
Current Liabilities
Accounts payable	$—	$327
Accrued expenses	31	1,675
Current portion of long-term debt	9,035	8,733

Total current liabilities	9,066	10,735

Long-Term Liabilities
Debt, less current portion	200,719	205,314
Other long-term liabilities	711	738

Total long-term liabilities	201,430	206,052

Total Liabilities	$210,496	$216,787

Commitments and Contingencies (Note 8)

Owners’ Capital
Accumulated earnings and paid-in capital	$43,897	$44,542
Accumulated other comprehensive income	821	90

Total owners’ capital	44,718	44,632

Total Liabilities and Owners’ Capital	$255,214	$261,419

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
HR services revenues before reimbursements	$—	$478,056	$—	$958,375
Rental revenues from Hewitt Associates	5,715	—	11,425	—
Other rental revenues	—	540	—	1,722

Total revenues before reimbursements (net revenues)	5,715	478,596	11,425	960,097
Reimbursements	—	13,928	—	27,534

Total revenues	5,715	492,524	11,425	987,631

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	309,100	—	621,418
Restricted stock award compensation	—	4,659	—	29,544
Reimbursable expenses	—	13,928	—	27,534
Other operating expenses	1,981	90,955	3,912	182,803
Selling, general and administrative expenses	652	26,646	1,016	46,502

Total operating expenses	2,633	445,288	4,928	907,801

Operating income	3,082	47,236	6,497	79,830

Other expenses, net:
Interest expense	(3,609)	(8,779)	(7,255)	(17,461)
Interest income	12	528	22	1,264
Gain on sales of property	31	17,285	408	17,464
Other income (expense), net	(6)	(248)	1,312	21

	(3,572)	8,786	(5,513)	1,288

Income (loss) before owner distributions	$(490)		$984

Income before taxes, minority interest, and owner distributions		56,022		81,118

Provision for income taxes		16,254		26,591

Income after taxes and before minority interest and owner distributions		39,768		54,527

Minority interest		6,667		10,852

Income after taxes and minority interest and before owner distributions		$33,101		$43,675

(1)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates, Inc. Class B common stock it previously held to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ ownership interest in Hewitt Associates, Inc. to approximately 2%. Accordingly, the Company no longer consolidates the results of Hewitt Associates, Inc. The Company accounted for the remaining investment in Hewitt Associates, Inc. using the equity method of accounting through January 28, 2004, when the shareholders of Hewitt Associates, Inc. elected a majority of independent directors to its Board, upon which time the Company began accounting for the remaining investment in Hewitt Associates, Inc. using the cost method of accounting. As a result, the Company’s consolidated statements of operations for the three and six months ended March 31, 2004, do not include the consolidated results from operations for Hewitt Associates, Inc., however, for the three and six months ended March 31, 2003, the Company’s consolidated results do. Please see the pro forma financial statements presented on a consistent basis in Note 3.

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Income before owner distributions	$984
Income after taxes and minority interest and before owner distributions		$43,675
Adjustments to reconcile income before owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:
Depreciation	4,026	43,164
Amortization	31	15,986
Restricted stock awards	—	26,889
Deferred income taxes	—	3
Minority interest	—	10,852
Equity in earnings from unconsolidated investments	(1,381)	(609)
Gain on sales of property	(408)	(17,172)
Director stock compensation	—	55
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	744	(5,422)
Prepaid expenses and other current assets	112	(23,725)
Related party deferred rent receivable	123	—
Deferred contract costs	—	1,663
Accounts payable	(327)	(9,452)
Accrued expenses	(1,644)	17,175
Advanced billings to clients	—	21,418
Deferred contract revenues	—	(8,479)
Employee deferred compensation and accrued profit sharing	—	(30,939)
Other long-term liabilities	—	(707)

Net cash provided by operating activities	2,260	84,375

Cash flows from investing activities:
Additions to property and equipment	—	(19,147)
Cash paid for acquisitions, net of cash received	—	(6,846)
Distributions from equity investment	581	—
Proceeds from sale of property	488	67,283
Increase in other assets	—	(24,214)

Net cash provided by investing activities	1,069	17,076

Cash flows from financing activities:
Capital contributions (distributions), net	3	(115,034)
Proceeds from exercise of Hewitt Associates stock options	—	252
Short-term borrowings	—	529
Refund of tax deposits for owners	—	20,408
Taxes paid on behalf of owners	(97)	—
Repayments of long-term debt	(4,293)	(17,278)
Repayments of capital lease obligations	—	(5,141)
Payment of offering costs by Hewitt Associates	—	(797)

Net cash used in financing activities	(4,387)	(117,061)

Effect of exchange rate changes on cash and cash equivalents	—	395

Net decrease in cash and cash equivalents	(1,058)	(15,215)

Cash and cash equivalents, beginning of period	5,937	173,736

Cash and cash equivalents, end of period	$4,879	$158,521

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

Hewitt Holdings owns significant real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates on terms which at inception, were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in these properties were funded through capital contributions of Hewitt Holdings’ owners and third-party debt. The debt is a non-recourse obligation of Hewitt Holdings’ Property Entities and is not an obligation of, nor guaranteed by, Hewitt Associates. The properties the Company owns are located in Illinois, Florida, and Texas.

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure and initial public offering. As part of that transition, Hewitt Holdings, received 70,819,520 shares of Hewitt Associates’ Class B common stock. On July 1, 2003, Hewitt Holdings distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when the shares were held by Hewitt Holdings. The distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates of approximately 72% at June 30, 2003, to a minority interest of approximately 2% at July 1, 2003 and March 31, 2004.

On August 6, 2003, Hewitt Associates completed a secondary offering of Hewitt Associates’ Class A common stock held by owners of Hewitt Holdings. In conjunction with the secondary offering, Hewitt Holdings distributed 350,431 shares of Hewitt Associates’ Class B common stock to certain owners, resident outside the United States, who had held their shares through Hewitt Holdings.

On January 28, 2004, Hewitt Associates’ Board of Directors authorized sales by holders of Class B and Class C common stock of up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act of 1933. Since the plan was approved, 853,845 shares of stock have been converted from Class B and Class C common stock to Class A common stock and have been sold under Rule 144.

On April 16, 2004, Hewitt Associates filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the owners and the former partners of Bacon & Woodrow. The Registration Statement was filed, in part, to facilitate future requests under a registration rights agreement which the Company entered into at the time of Hewitt Associates’ initial public offering.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003 as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany transactions and profits.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% interest in Overlook Associates, an Illinois partnership, as Hewitt Holdings does not exercise control over this partnership. Overlook Associates owns and operates commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois. Investments in less than 20%-owned affiliated companies over which the Company does not have the ability to exercise significant influence are accounted for using the cost method of accounting.

On July 1, 2003, the Company distributed 67,783,937 shares of Class B common stock of Hewitt Associates then held by the Company, to its owners (the “Distribution”). The Distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, and accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. The Company’s consolidated balance sheets at March 31, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the three and six months ended March 31, 2003, include the consolidated results of operations of Hewitt Associates.

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

Hewitt Associates’ clients typically pay for consulting services either on a time-and-materials or on a fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method and estimates of overall profitability and stages of project completion, or at the completion of a project, based on the facts and circumstances of the client arrangement.

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

The Company leases its real estate properties pursuant to operating leases. The Company records rental income for the full term of each lease on a straight-line basis. Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three and six months ended March 31, 2004, 100% of the Company’s rental income was derived from leases with Hewitt Associates. Prior to the Distribution on July 1, 2003, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

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

Performance-Based Compensation

Hewitt Associates’ compensation program includes a performance-based component that is determined by Hewitt Associates’ management. Performance-based compensation is discretionary and is based on Hewitt Associates’, team, and individual performance. Performance-based compensation is paid once per fiscal year after Hewitt

Associates’ annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry trends results and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of Hewitt Associates, team, or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

Stock-Based Compensation

Hewitt Associates accounts for its stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and net income per share disclosures for employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions for the three and six months ended March 31, 2003, would have been as follows:

	Three Months Ended	Six Months Ended
	March 31, 2003
Income after taxes and minority interest and before owner distributions:
As reported	$33,101	$43,675
Stock-based compensation expense included in reported net income, net of tax and minority interest	1,969	12,488
Pro forma stock compensation expense, net of tax and minority interest	(3,048)	(14,610)

Adjusted income after taxes and minority interest and before owner distributions	$32,022	$41,553

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, did not have a material impact on the Company’s consolidated financial statements.

3. Distribution of Hewitt Associates Shares

On July 1, 2003, the Company distributed 67,783,937 shares of Hewitt Associates’ Class B common stock it held to its owners (the “Distribution”). The Distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As a result, the Company’s consolidated balance sheets at March 31, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates and the Company’s statements of operations and cash flows for the three and six months ended March 31, 2004 do not reflect the operations of Hewitt Associates. However, the Company’s statements of operations and cash flows for the three and six months ended March 31, 2003, do include the operations of Hewitt Associates. Had the Company accounted for the investment in Hewitt Associates under the cost method of accounting for the entire three and six months ended March 31, 2004, income (loss) before owner distributions would have been $(697) and $93, respectively.

The following unaudited pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2002, the beginning of fiscal 2003, and exclude any non-recurring adjustments, to allow for comparability. The Hewitt Associates historical results in the following pro forma consolidated income statements reflect Hewitt Associates’ results for the three and six months ended March 31, 2003. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and our Annual Report on Form 10-K.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Three Months Ending March 31, 2003
	Hewitt Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$478,056	$(478,056)	$—		$—
Rental revenues from Hewitt Associates	—	—	6,176	(a)	6,176
Other rental revenues	540	—	—		540

Total revenues before reimbursements (net revenues)	478,596	(478,056)	6,176		6,716
Reimbursements	13,928	(13,928)	—		—

Total revenues	492,524	(491,984)	6,176		6,716

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	309,100	(309,871)	771	(b)	—
Restricted stock award compensation	4,659	(4,659)	—		—
Reimbursable expenses	13,928	(13,928)	—		—
Other operating expenses	90,955	(94,098)	6,176	(a)	3,299
			266	(c)
Selling, general and administrative expenses	26,646	(25,683)	—		963

Total operating expenses	445,288	(448,239)	7,213		4,262

Operating income	47,236	(43,745)	(1,037)		2,454

Other expenses, net
Interest expense	(8,779)	4,881	(296	)(d)	(4,194)
Interest income	528	(457)	—		71
Gains on disposal of properties	17,285	—	21,816	(e)	39,101
Other income (expense), net	(248)	(440)	—		(688)

	8,786	3,984	21,520		34,290

Income before income taxes, minority interest and owner distributions	56,022	(39,761)	20,483		36,744
Provision for income taxes	16,254	(16,254)	—		—

Net income		$(23,507)

Income after taxes and before minority interest and owner distributions	39,768		20,483		36,744
Minority interest	6,667		(6,667	)(f)	—

Income after taxes and minority interest and before owner distributions	$33,101		$27,150		$36,744

(a)	Represents rental income from Hewitt Associates for the three months ended March 31, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Reclassification of payments made on behalf of owners.
(c)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.
(d)	Represents Hewitt Associates interest expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.
(e)	Represents gain on the sale of the Newport Beach property that was deferred as a result of the capital lease at Hewitt Associates. This adjustment reverses the deferral of a portion of the gain on sale.
(f)	An adjustment to eliminate the minority interest generated prior to the de-consolidation of Hewitt Associates.

Hewitt Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Six Months Ending March 31, 2003
	Hewitt Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$958,375	$(958,375)	$—		$—
Rental revenues from Hewitt Associates	—	—	12,586	(a)	12,586
Other rental revenues	1,722	—	—		1,722

Total revenues before reimbursements (net revenues)	960,097	(958,375)	12,586		14,308
Reimbursements	27,534	(27,534)	—		—

Total revenues	987,631	(985,909)	12,586		14,308

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	621,418	(621,410)	(8	)(b)	—
Restricted stock award compensation	29,544	(29,544)	—		—
Reimbursable expenses	27,534	(27,534)	—		—
Other operating expenses	182,803	(188,511)	12,586	(a)	7,543
			665	(c)
Selling, general and administrative expenses	46,502	(45,119)	—		1,383

Total operating expenses	907,801	(912,118)	13,243		8,926

Operating income	79,830	(73,791)	(657)		5,382

Other expenses, net
Interest expense	(17,461)	10,198	(734	)(d)	(7,997)
Interest income	1,264	(1,100)	—		164
Gains on disposal of properties	17,464	—	21,816	(e)	39,280
Other income (expense), net	21	(164)	—		(143)

	1,288	8,934	21,082		31,304

Income before income taxes, minority interest and owner distributions	81,118	(64,857)	20,425		36,686
Provision for income taxes	26,591	(26,591)	—		—

Net income		$(38,266)

Income after taxes and before minority interest and owner distributions	54,527		20,425		36,686
Minority interest	10,852		(10,852	)(f)	—

Income after taxes and minority interest and before owner distributions	$43,675		$31,277		$36,686

(a)	Represents rental income from Hewitt Associates for the six months ended March 31, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Reclassification of payments made on behalf of owners.
(c)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.
(d)	Represents Hewitt Associates interest expense on a property leased under a capital lease from Hewitt Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.
(e)	Represents gain on the sale of the Newport Beach property that was deferred as a result of the capital lease at Hewitt Associates. This adjustment reverses the deferral of a portion of the gain on sale.
(f)	An adjustment to eliminate the minority interest generated prior to the de-consolidation of Hewitt Associates.

4. Client Receivables and Unbilled Work in Process

At September 30, 2003, client receivables and unbilled work in process, net of allowances, were $563 and $181, respectively, or $744 in total.

5. Intangible Assets

The Company tests intangible assets for impairment whenever indicators of impairment arise. During the six months ended March 31, 2004 and for the year ended September 30, 2003, no impairments on intangible assets were recognized.

The following is a summary of intangible assets at March 31, 2004 and September 30, 2003. Intangible assets with definite useful lives are amortized over their respective estimated useful lives and at March 31, 2004, and September 30, 2003, include deferred loan costs with an estimated useful life of 20 years.

	March 31, 2004			September 30, 2003
Definite useful life	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Deferred loan costs	$1,217	$343	$874	$1,217	$312	$905

Amortization expense related to definite-lived intangible assets for the three and six months ended March 31, 2004 and 2003, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Capitalized software	$—	$7,911	$—	$14,948
Trademarks	—	498	—	1,007
Deferred loan costs	16	16	31	31

Total	$16	$8,425	$31	$15,986

Estimated amortization expense related to intangible assets at September 30, 2003, is $62 in each of the five years that end September 30, 2008 and $595 for years thereafter.

6. Related Party Transactions

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

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of Hewitt Associates will provide certain support services to Hewitt Holdings, primarily in the financial, real estate and legal departments, as may be requested by Hewitt Holdings from time to time. Hewitt Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services. Hewitt Associates LLC may charge Hewitt Holdings separately for additional services on a time and materials basis. Through March 31, 2004, fees for all services Hewitt Associates LLC has provided under the services agreement, totaling $69 for the six months ended March 31, 2004 and $326 for the comparable prior year period, have been paid by Hewitt Holdings.

7. Stock-Based Compensation Plans

Hewitt Associates sponsors its a Global Stock and Incentive Compensation Plan (the “Plan”) for its employees and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of the Company (the “Committee”). Under the Plan, employees and directors may receive awards of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and cash-based awards, and employees can also receive incentive stock options. A total of 25,000,000 shares of Class A common stock have been reserved for issuance under the Plan. Through the Distribution date, only restricted stock and restricted stock units and nonqualified stock options had been granted.

In connection with its initial public offering in June 2002, Hewitt Associates granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002, grant date (a weighted price of $19.02 per share) and 37% were amortized on a straight-line basis as non-cash compensation expense from the grant date until December 31, 2002 and 63% are being amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company did not recognize any compensation expense for the initial public offering restricted stock awards in the three and six months ended March 31, 2004. For the three and six months ended March 31, 2003, compensation expense for the initial public offering restricted stock awards was $4,659 and $29,544, respectively, representing amortization and applicable payroll taxes for the period.

8. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

Hewitt Associates provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products or receipt of its services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of March 31, 2004, the Company had no outstanding claims and was not subject to any pending litigation alleging that the Company’s products or services infringe the intellectual property rights of any third parties.

9. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net Income before owner distributions	$(490)		$984
Income after taxes and minority interest and before owner distributions		$33,101		$43,675
Other comprehensive income:
Foreign currency translation adjustments	142	(2,065)	731	1,643

Accumulated other comprehensive income	$(348)	$31,036	$1,715	$45,318

10. Segment Data

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, Hewitt Holdings has one business segment consisting of its real estate operations.

Prior to July 1, 2003, the Company determined that it had two reportable segments, Outsourcing and Consulting, based on similarities among the Hewitt Associates’ operating units including homogeneity of services, service delivery methods, and use of technology.

Hewitt Associates operates many of the administrative and support functions of its business through the use of centralized shared service operations to provide an economical and effective means of supporting the Outsourcing and Consulting segments. These shared services include information systems, human resources, general office support and space management, overall corporate management, finance and legal services. Additionally, Hewitt Associates utilizes a client development group that markets the entire spectrum of its services and devotes resources to maintaining existing client relationships. The compensation and related expenses, other operating expenses, and selling, general and administrative expenses of the administrative and marketing functions are not allocated to the business segments, rather, they are included in unallocated shared costs. The costs of information systems, human resources and the direct client delivery activities provided by the client development function are, however, allocated to the Outsourcing and Consulting segments on a specific identification basis or based on usage or headcount.

The table below presents information about the Company’s reportable segments for the three and six months ended March 31, 2003:

	Three Months Ended March 31, 2003	Six Months Ended March 31, 2003
Outsourcing
HR Services revenues before reimbursements	$295,919	$604,092
Segment income	53,334	122,047

Consulting
HR Services revenues before reimbursements	$182,137	$354,283
Segment income	39,977	66,178

Total Company
HR Services revenues before reimbursements	$478,056	$958,375
Other rental revenues	540	1,722

Total revenues before reimbursements (net revenues)	478,596	960,097
Reimbursements	13,928	27,534

Total revenues	$492,524	$987,631

Segment income	$93,311	$188,225
Charges not recorded at the Segment level – restricted stock awards (1)	4,659	29,544
Unallocated shared costs	44,907	84,890

Operating income – Hewitt Associates	43,745	73,791
Hewitt Holdings LLC rental revenues	540	1,722
Other operating income – Hewitt Holdings LLC and Properties Entities (2)	2,951	4,317

Operating income	$47,236	$79,830

(1)	Compensation expense of $4,659 and $29,544 for the three and six months ended March 31, 2003, respectively, related to the amortization of the restricted stock awards.
(2)	For historical periods, Hewitt Associates’ consolidated segment results include the majority of the occupancy costs under operating and capital leases. Incremental other operating expenses at Hewitt Holdings LLC and Property Entities were not allocated to the segments. Included in other operating income is the elimination of intercompany charges included in the segment results.

11. Sale of Property

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in a gain of $39,930. Proceeds from the sale totaled $67,283. At the time of the sale, Hewitt Associates leased office space at the property. As a result of Hewitt Associates’ lease for a portion of this property, the Company accounted for the sale as a sale-leaseback transaction and deferred $22,746 of the gain on the sale and began amortizing it into income over the life of the Hewitt Associates lease. The remaining $17,184 of the gain was recognized as other income in the quarter ended March 31, 2003. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $21,706 of the unamortized deferred gain on the sale in the fiscal fourth quarter of 2003, with $508 remaining as deferred in other long-term liabilities representing the extent of the Company’s continued ownership of Hewitt Associates and which is being amortized into income over the remaining lease period.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004” or “fiscal 2004” means the twelve-month period that ends September 30, 2004. All references to dollar amounts are in thousands. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners, resident outside the United States, who will continue to hold their shares through Hewitt Holdings (the “Distribution”). Following the Distribution, Hewitt Holdings’ ownership in Hewitt Associates decreased to approximately 2%. As such, Hewitt Holdings applied the equity method of accounting for its investment in Hewitt Associates through January 28, 2004, so that only Hewitt Holdings’ share of Hewitt Associates’ earnings was recognized as Hewitt Holdings’ other income. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. Beginning on July 1, 2003, Hewitt Holdings’ only business is owning, financing and leasing real estate assets which are primarily used by Hewitt Associates in operating its business. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, Hewitt Holdings’ consolidated balance sheets as of March 31, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and equity of Hewitt Associates. However, the Company’s consolidated statements of operations and statements of cash flows for the three and six months ended March 31, 2003, consolidates Hewitt Associates’ results.

Prior to the Distribution, Hewitt Associates was the principal operating business of the Company. Hewitt Holdings’ total revenues were comprised of Hewitt Associates’ HR services revenues. Hewitt Holdings’ third-party rental income was not material in relation to consolidated revenue in fiscal 2003. In fiscal 2004, rental revenues from Hewitt Associates make up all of Hewitt Holdings’ revenues.

Segments

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, Hewitt Holdings has one business segment consisting of its real estate operations.

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

Critical Accounting Policies and Estimates

Revenues

We lease our real estate properties pursuant to operating leases. We record rental income for the full term of each lease on a straight-line basis. However, generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rental payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three and six months ended March 31, 2004, 100% of our rental income was derived from leases with Hewitt Associates. Prior to July 1, 2003, the date we distributed the majority of our shares in Hewitt Associates, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

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

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended March 31, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended March 31,
	2004	2003	Amount	%	2004	2003
Revenues:
HR services revenues before reimbursements	$—	$478,056	$(478,056)	(100.0)%	—%	99.9%
Rental revenues from Hewitt Associates	5,715	—	5,715	100.0	100.0	—
Other rental revenues	—	540	(540)	(100.0)	—	0.1

Total revenues before reimbursements (net revenues)	5,715	478,596	(472,881)	(98.8)	100.0	100.0
Reimbursements	—	13,928	(13,928)	(100.0)	—	2.9

Total revenues	5,715	492,524	(486,809)	(98.8)	100.0	102.9

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	309,100	(309,100)	(100.0)	—	64.6
Restricted stock award compensation	—	4,659	(4,659)	(100.0)	—	1.0
Reimbursable expenses	—	13,928	(13,928)	(100.0)	—	2.9
Other operating expenses	1,981	90,955	(88,974)	(97.8)	34.7	19.0
Selling, general and administrative expenses	652	26,646	(25,994)	(97.6)	11.4	5.5

Total operating expenses	2,633	445,288	(442,655)	(99.4)	46.1	93.0

Operating income	3,082	47,236	(44,154)	(93.5)	53.9	9.9
Other expenses, net	(3,572)	8,786	(12,358)	(140.7)	(62.5)	1.8

Income before owner distributions	$(490)		$(490)	100.0	(8.6)%

Income before taxes, minority interest and owner distributions		56,022	(56,022)	(100.0)		11.7
Provision for income taxes		16,254	(16,254)	(100.0)		3.4

Income after taxes and before minority interest and owner distributions		39,768	(39,768)	(100.0)		8.3
Minority interest		6,667	(6,667)	(100.0)		1.4

Income after taxes, minority interest and before owner distributions		$33,101	$(33,101)	(100.0)%		6.9%

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the three months ended March 31, 2004 and 2003 are not comparable. The results for the three months ended March 31, 2004 do not include the consolidated operating results of Hewitt Associates, however, the results for the three months ended March 31, 2003 do. For a more meaningful comparison, the following table presents the historical results for the three months ended March 31, 2004 compared with the pro forma results for the three months ended March 31, 2003. We refer you to Note 3 in the consolidated financial statements for more information on the pro forma results from operations. The information for each of the three-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended March 31, 2004 and the pro forma results for the three months ended March 31, 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended March 31,
	2004	2003	Amount	%	2004	2003
		(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	5,715	6,176	(461)	(7.5)	100.0%	92.0%
Other rental revenues	—	540	(540)	(100.0)	—	8.0

Total rental revenues	5,715	6,716	(1,001)	(14.9)	100.0	100.0

Operating expenses:
Other operating expenses	1,981	3,299	(1,318)	(40.0)	34.7	49.1
Selling, general and administrative expenses	652	963	(311)	(32.3)	11.4	14.4

Total operating expenses	2,633	4,262	(1,629)	(38.2)	46.1	63.5

Operating income	3,082	2,454	628	25.6	53.9	36.5
Other expenses, net	(3,572)	34,290	(37,862)	(110.4)	(62.5)	510.6

Income before owner distributions	$(490)	$36,744	$(37,234)	(101.3)%	(8.6)%	547.1%

Three Months Ended March 31, 2004 and 2003

Revenues

Rental revenues decreased by 15% to $5,715 in the three months ended March 31, 2004, compared to $6,716 on a pro forma basis in the comparable prior year period. We sold the Newport Beach property in March 2003. This office building included operating leases with third parties and a lease with Hewitt Associates. As a result, other rental revenues decreased by 100% over the comparable pro forma prior year period and rental revenues from Hewitt Associates also declined.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, utilities, repairs and maintenance, property taxes, and insurance) decreased by 40% to $1,981 in the three months ended March 31, 2004 compared to $3,299 in the comparable pro forma prior year period. The decrease is a result of the disposal of the Newport Beach property. Expenses related to the Newport Beach property are included in the pro forma results for the three months ended March 31, 2003 and are not included in the results for the three months ended March 31, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which includes legal and audit fees) decreased 32% to $652 for the three months ended March 31, 2004 compared to $963 in the comparable pro forma prior year period. The decrease is primarily a result of decreased legal fees, partially offset by increased audit fees resulting from the Company becoming a reporting company under the Securities Exchange Act of 1934.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 110% to an expense of $3,572 in the three months ended March 31, 2004, from $34,290 of income in the comparable pro forma prior year period. The decrease in other expenses, net is primarily a result of the gain on the sale of the Newport Beach property in 2003. Additionally, a decrease in interest expense was slightly offset by equity earnings recorded in 2004 on the Company’s investment in Hewitt Associates for one month with no such equity earnings recorded in the 2003 pro forma results and by a decrease in interest income. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and less cash on hand for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the six-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the six months ended March 31, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Six Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Six Months Ended March 31,
	2004	2003	Amount	%	2004	2003
Revenues:
HR services revenues before reimbursements	$—	$958,375	$(958,375)	(100.0)%	—%	99.8%
Rental revenues from Hewitt Associates	11,425	—	11,425	100.0	100.0	—
Other rental revenues	—	1,722	(1,722)	(100.0)	—	0.2

Total revenues before reimbursements (net revenues)	11,425	960,097	(948,672)	(98.8)	100.0	100.0
Reimbursements	—	27,534	(27,534)	(100.0)	—	2.9

Total revenues	11,425	987,631	(976,206)	(98.8)	100.0	102.9

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	621,418	(621,418)	(100.0)	—	64.7
Restricted stock award compensation	—	29,544	(29,544)	(100.0)	—	3.1
Reimbursable expenses	—	27,534	(27,534)	(100.0)	—	2.9
Other operating expenses	3,912	182,803	(178,891)	(97.9)	34.2	19.0
Selling, general and administrative expenses	1,016	46,502	(45,486)	(97.8)	8.9	4.9

Total operating expenses	4,928	907,801	(902,873)	(99.5)	43.1	94.6

Operating income	6,497	79,830	(73,333)	(91.9)	56.9	8.3
Other expenses, net	(5,513)	1,288	(6,801)	(528.0)	(48.3)	0.1

Income before owner distributions	$984		$984	100.0	8.6%

Income before taxes, minority interest and owner distributions		81,118	(81,118)	(100.0)		8.4
Provision for income taxes		26,591	(26,891)	(100.0)		2.8

Income after taxes and before minority interest and owner distributions		54,527	(54,527)	(100.0)		5.6
Minority interest		10,852	(10,852)	(100.0)		1.1

Income after taxes, minority interest and before owner distributions		$43,675	$(43,675)	(100.0)%		4.5%

The following table presents the historical results for the six months ended March 31, 2004 compared with the pro forma results for the six months ended March 31, 2003 as described above and in Note 3. The information for each of the six-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the six months ended March 31, 2004 and the pro forma results for the six months ended March 31, 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Six Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Six Months Ended March 31,
	2004	2003	Amount	%	2004	2003
		(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	11,425	12,586	(1,161)	(9.2)%	100.0%	88.0%
Other rental revenues	—	1,722	(1,722)	(100.0)	—	12.0

Total rental revenues	11,425	14,308	(2,883)	(20.1)	100.0	100.0

Operating expenses:
Other operating expenses	3,912	7,543	(3,631)	(48.1)	34.2	52.7
Selling, general and administrative expenses	1,016	1,383	(367)	(26.5)	8.9	9.7

Total operating expenses	4,928	8,926	(3,998)	(44.8)	43.1	62.4

Operating income	6,497	5,382	1,115	20.7	56.9	37.6
Other expenses, net	(5,513)	31,304	(36,817)	(117.6)	(48.3)	218.8

Income before owner distributions	$984	$36,686	$(35,702)	(97.3)%	(8.6)%	256.4%

Six Months Ended March 31, 2004 and 2003

Revenues

Rental revenues decreased by 20% to $11,425 in the six months ended March 31, 2004, compared to $14,308 on a pro forma basis in the comparable prior year period. We sold the Newport Beach property in March 2003. This office building included operating leases with third parties and a lease with Hewitt Associates. As a result, other rental revenues decreased by 100% over the comparable pro forma prior year period and rental revenues from Hewitt Associates also declined.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, utilities, repairs and maintenance, property taxes, and insurance) decreased by 48% to $3,912 in the six months ended March 31, 2004 compared to $7,543 in the comparable pro forma prior year period. The decrease is a result of the disposal of the Newport Beach property. Expenses related to the Newport Beach property are included in the pro forma results for the six months ended March 31, 2003 and are not included in the results for the six months ended March 31, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which includes legal and audit fees) decreased 27% to $1,016 for the six months ended March 31, 2004 compared to $1,383 in the comparable pro forma prior year period. The decrease is primarily a result of decreased legal fees, partially offset by increased audit fees resulting from the Company becoming a reporting company under the Securities Exchange Act of 1934.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 118% to $5,513 of expense in the six months ended March 31, 2004, from $31,304 of income in the comparable pro forma prior year period. The decrease in other expenses, net is primarily a result of the gain on the sale of the Newport Beach property in 2003. Additionally, a decrease in interest expense was slightly offset by equity earnings recorded in 2004 on the Company’s investment in Hewitt Associates for four months with no such equity earnings recorded in the 2003 pro forma results and by a decrease in interest income. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and less cash on hand for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes.

Summary of Cash Flows	Six Months Ended March 31,
	2004	2003
Cash provided by operating activities	$2,260	$84,375
Cash provided by investing activities	1,069	17,076
Cash used in financing activities	(4,387)	(117,061)
Effect of exchange rates on cash	—	395

Net decrease in cash and cash equivalents	(1,058)	(15,215)
Cash and cash equivalents at beginning of period	5,937	173,736

Cash and cash equivalents at end of period	$4,879	$158,521

For the six months ended March 31, 2004 and 2003, cash provided by operating activities was $2,260 and $84,375, respectively. The decrease in cash flows provided by operating activities between the six months ended March 31, 2004 and 2003 is a result of the Distribution and subsequent de-consolidation of Hewitt Associates. Cash flows from rental income in the six months ended March 31, 2004 was offset by cash payments made on accrued expenses.

For the six months ended March 31, 2004 and 2003, cash provided by investing activities was $1,069 and $17,076, respectively. The decrease in cash provided by investing activities is a result of cash received from the sale of the Newport Beach property and the Distribution and subsequent de-consolidation of Hewitt Associates.

For the six months ended March 31, 2004 and 2003, cash used in financing activities was $4,387 and $117,061, respectively. The decrease in cash used in financing activities is primarily a result of net capital distributions made in 2003 and the Distribution and subsequent de-consolidation of Hewitt Associates. Cash used in financing activities in the first quarter of 2004 related primarily to the repayment of long-term debt.

At March 31, 2004, our cash and cash equivalents were $4,879, as compared to $158,521 at March 31, 2003, a decrease of $153,642 or 97%. Cash and cash equivalents decreased in late 2003 primarily due to the de-consolidation of Hewitt Associates, which resulted in a reduction of $162,885 of Hewitt Associates’ cash on July 1, 2003. The disposal of the Newport Beach property generated cash and increased cash flows at March 31, 2003.

Significant ongoing commitments consist primarily of leases and debt.

The Company has entered into real estate operating leases with Hewitt Associates and its subsidiaries on terms comparable to those that would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by Hewitt Holdings’ owners and third-party debt. The properties and debt are reflected on the Company’s balance sheets and the debt is not an obligation of, nor guaranteed by, Hewitt Associates.

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, which totaled $209,754 as of March 31, 2004, and bear interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to Hewitt Holdings’ owners which would result in a default. At March 31, 2004, we were in compliance with our debt agreement covenants.

We believe that funds from operations, cash on hand, and secured credit tenant notes will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months and the foreseeable future.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46, as revised, did not have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates. At March 31, 2004, we were not a party to any hedging transaction or derivative financial instrument.

We are exposed to interest rate market risk primarily related to our long-term debt and our cash and cash equivalents. At March 31, 2004, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At March 31, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of approximately $7,100. At March 31, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of approximately $6,800.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate market risk as investments mature and are reinvested at current interest rates.

Item 4. Controls and Procedures

Our Chairman and chief financial officer has concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

HEWITT HOLDINGS LLC
(Registrant)

Date: May 5, 2004	By:	/s/ David L. Hunt
David L. Hunt
Chairman