Form 10-Q/A
period 2004-03-31
HEWITT HOLDINGS LLC
filed 2004-08-04
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-Q/A

This Amendment No. 1 (the “Amendment”) to the quarterly report on Form 10-Q is being filed to recognize the deferred gain on the sales of the Norwalk and Newport Beach properties and to correct the balance of amounts due from owners, as discussed below and in Notes 11 and 12 of Notes to Consolidated Financial Statements contained in this Amendment No. 1.

In our Form 10-Q filed on May 5, 2004 (the “Original Filing”), $0.7 million of deferred gain on the sales of our Norwalk and Newport Beach properties was shown within other long-term liabilities and continued to be amortized over the remaining lease period. In the second fiscal quarter, Hewitt Holdings LLC (the “Company”) began accounting for the remaining investment in Hewitt Associates, Inc. (“Hewitt Associates”) using the cost method of accounting and, in this Amendment, the Company is recognizing the remaining portion of the deferred gain of $0.7 million into income and in the gain from sales of buildings on the Consolidated Statements of Operations in the second fiscal quarter. The effect of this adjustment is to increase income before owner distributions by $0.7 million for both the three and six months ended March 31, 2004 and to reduce long-term liabilities by $0.7 million. This adjustment had no effect on the Company’s cash flows as the total proceeds on the sales were received and reflected in the Consolidated Cash Flow Statement in the prior year. Additionally, an adjustment to correct the amounts due from certain owners is also being made in the quarter ended March 31, 2004. The effect of this adjustment is to increase non-current assets by $0.7 million at March 31, 2004, increase income before owner distributions by $0.7 million in both the three and six months ended March 31, 2004, and shift $0.1 million from cash flows from financing activities related to amounts due from owners to cash flows from operating activities. This adjustment did not materially affect cash flows.

These adjustments did not affect the financial statements of Hewitt Associates, Inc.

Only certain parts of the Original Filing, as set forth herein, have been amended. Certain sections of the Original Filing which have not changed have not been repeated in this Amendment. Therefore, you should read this Amendment together with the Original Filing and filings we have previously filed with the Securities and Exchange Commission. Unless otherwise stated, all information contained in this Amendment is as of May 5, 2004, the filing date of our Original Filing. We have not updated the disclosures contained in the Original filing to reflect any events that have occurred after the filing date of our Original Filing.

HEWITT HOLDINGS LLC

FORM 10-Q/A

FOR THE PERIOD ENDED

MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEWITT HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	September 30, 2003
	(Unaudited)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$4,879	$5,937
Client receivables and unbilled work in process, less allowances of $22 at March 31, 2004 and $221 at September 30, 2003	—	744
Prepaid expenses and other current assets	1	113

Total current assets	$4,880	$6,794

Non-Current Assets
Property and equipment, net	225,779	229,912
Intangible assets, net	874	905
Investment in Hewitt Associates (Note 1)	15,950	15,960
Related party deferred rent receivable.	3,805	3,928
Due from owners	1,548	739
Investment in Overlook Associates	3,090	3,181

Total non-current assets	251,046	254,625

Total Assets	$255,926	$261,419

LIABILITIES
Current Liabilities
Accounts payable	$—	$327
Accrued expenses	31	1,675
Current portion of long-term debt	9,035	8,733

Total current liabilities	9,066	10,735

Long-Term Liabilities
Debt, less current portion	200,719	205,314
Other long-term liabilities	—	738

Total long-term liabilities	200,719	206,052

Total Liabilities	$209,785	$216,787

Commitments and Contingencies (Note 8)

Owners’ Capital
Accumulated earnings and paid-in capital	$45,320	$44,542
Accumulated other comprehensive income	821	90

Total owners’ capital	46,141	44,632

Total Liabilities and Owners’ Capital	$255,926	$261,419

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues:
HR services revenues before reimbursements	$—	$478,056	$—	$958,375
Rental revenues from Hewitt Associates	5,715	—	11,425	—
Other rental revenues	—	540	—	1,722

Total revenues before reimbursements (net revenues)	5,715	478,596	11,425	960,097
Reimbursements	—	13,928	—	27,534

Total revenues	5,715	492,524	11,425	987,631

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	309,100	—	621,418
Restricted stock award compensation	—	4,659	—	29,544
Reimbursable expenses	—	13,928	—	27,534
Other operating expenses	1,981	90,955	3,912	182,803
Selling, general and administrative expenses	(60)	26,646	304	46,502

Total operating expenses	1,921	445,288	4,216	907,801

Operating income	3,794	47,236	7,209	79,830

Other expenses, net:
Interest expense	(3,609)	(8,779)	(7,255)	(17,461)
Interest income	12	528	22	1,264
Gain on sales of property	742	17,285	1,119	17,464
Other income (expense), net	(6)	(248)	1,312	21

	(2,861)	8,786	(4,802)	1,288

Income before owner distributions	$933		$2,407

Income before taxes, minority interest, and owner distributions		56,022		81,118

Provision for income taxes		16,254		26,591

Income after taxes and before minority interest and owner distributions		39,768		54,527

Minority interest		6,667		10,852

Income after taxes and minority interest and before owner distributions		$33,101		$43,675

(1)	On July 1, 2003, Hewitt Holdings distributed the shares of Hewitt Associates, Inc. Class B common stock it previously held to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through Hewitt Holdings. The distribution reduced Hewitt Holdings’ ownership interest in Hewitt Associates, Inc. to approximately 2%. Accordingly, the Company no longer consolidates the results of Hewitt Associates, Inc. The Company accounted for the remaining investment in Hewitt Associates, Inc. using the equity method of accounting through January 28, 2004, when the shareholders of Hewitt Associates, Inc. elected a majority of independent directors to its Board, upon which time the Company began accounting for the remaining investment in Hewitt Associates, Inc. using the cost method of accounting. As a result, the Company’s consolidated statements of operations for the three and six months ended March 31, 2004, do not include the consolidated results from operations for Hewitt Associates, Inc., however, for the three and six months ended March 31, 2003, the Company’s consolidated results do. Please see the pro forma financial statements presented on a consistent basis in Note 3.

The accompanying notes are an integral part of these financial statements.

HEWITT HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2004	2003
	(Restated)
Cash flows from operating activities:
Income before owner distributions	$2,407
Income after taxes and minority interest and before owner distributions		$43,675
Adjustments to reconcile income before owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:
Depreciation	4,026	43,164
Amortization	31	15,986
Restricted stock awards	—	26,889
Deferred income taxes	—	3
Minority interest	—	10,852
Equity in earnings from unconsolidated investments	(1,381)	(609)
Gain on sales of property	(1,119)	(17,172)
Director stock compensation	—	55
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	744	(5,422)
Prepaid expenses and other current assets	112	(23,725)
Related party deferred rent receivable	123	—
Due from owners	(809)	—
Deferred contract costs	—	1,663
Accounts payable	(327)	(9,452)
Accrued expenses	(1,644)	17,175
Advanced billings to clients	—	21,418
Deferred contract revenues	—	(8,479)
Employee deferred compensation and accrued profit sharing	—	(30,939)
Other long-term liabilities	—	(707)

Net cash provided by operating activities	2,163	84,375

Cash flows from investing activities:
Additions to property and equipment	—	(19,147)
Cash paid for acquisitions, net of cash received	—	(6,846)
Distributions from equity investment	581	—
Proceeds from sale of property	488	67,283
Increase in other assets	—	(24,214)

Net cash provided by investing activities	1,069	17,076

Cash flows from financing activities:
Capital contributions (distributions), net	3	(115,034)
Proceeds from exercise of Hewitt Associates stock options	—	252
Short-term borrowings	—	529
Refund of tax deposits for owners	—	20,408
Repayments of long-term debt	(4,293)	(17,278)
Repayments of capital lease obligations	—	(5,141)
Payment of offering costs by Hewitt Associates	—	(797)

Net cash used in financing activities	(4,290)	(117,061)

Effect of exchange rate changes on cash and cash equivalents	—	395

Net decrease in cash and cash equivalents	(1,058)	(15,215)

Cash and cash equivalents, beginning of period	5,937	173,736

Cash and cash equivalents, end of period	$4,879	$158,521

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

On April 16, 2004, Hewitt Associates filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the owners and the former partners of Bacon & Woodrow. The Registration Statement was filed, in part, to facilitate future requests under a registration rights agreement which the Company entered into at the time of its initial public offering.

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

Performance-Based Compensation

Hewitt Associates’ compensation program includes a performance-based component that is determined by Hewitt Associates’ management. Performance-based compensation is discretionary and is based on Hewitt Associates’, team, and individual performance. Performance-based compensation is paid once per fiscal year after Hewitt Associates’ annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of Hewitt Associates, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

3. Distribution of Hewitt Associates Shares

On July 1, 2003, the Company distributed 67,783,937 shares of Hewitt Associates’ Class B common stock it held to its owners (the “Distribution”). The Distribution reduced Hewitt Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As a result, the Company’s consolidated balance sheets at March 31, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates and the Company’s statements of operations and cash flows for the three and six months ended March 31, 2004 do not reflect the operations of Hewitt Associates. However, the Company’s statements of operations and cash flows for the three and six months ended March 31, 2003, do include the operations of Hewitt Associates. Had the Company accounted for the investment in Hewitt Associates under the cost method of accounting for the entire three and six months ended March 31, 2004, income before owner distributions would have been $726 and $1,516, respectively.

The following unaudited pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2002, the beginning of fiscal 2003, and exclude any non-recurring adjustments, to allow for comparability. The Hewitt Associates historical results in the following pro forma consolidated income statements reflect Hewitt Associates’ results for the three and six months ended March 31, 2003. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Amended Quarterly Report and our Annual Report on Form 10-K.

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

9. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net Income before owner distributions	$933		$2,407
Income after taxes and minority interest and before owner distributions		$33,101		$43,675
Other comprehensive income:
Foreign currency translation adjustments	142	(2,065)	731	1,643

Accumulated other comprehensive income	$1,075	$31,036	$3,138	$45,318

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

11. Sale of Property

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in a gain of $39,930. Proceeds from the sale totaled $67,283. At the time of the sale, Hewitt Associates leased office space at the property. As a result of Hewitt Associates’ lease for a portion of this property, the Company accounted for the sale as a sale-leaseback transaction and deferred $22,746 of the gain on the sale and began amortizing it into income over the life of the Hewitt Associates lease. The remaining $17,184 of the gain was recognized as other income in the quarter ended March 31, 2003. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $21,706 of the unamortized deferred gain on the sale in the fiscal fourth quarter of 2003, with $508 remaining at September 30, 2003 as deferred in other long-term liabilities, which represented the extent of the Company’s continued ownership of Hewitt Associates and which was being amortized into income over the remaining lease period. As a result of the shareholders of Hewitt Associates electing a majority of independent directors to its Board, the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting and recognized the remaining portion of the deferred gain in the fiscal second quarter of 2004.

In April 2002, the Company sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space through April 2017. The gain of $10,899 on the sale of the Norwalk property was deferred in other long-term liabilities and was being recognized as an offset to depreciation expense ratably over the capital lease term. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $9,821 of the unamortized deferred gain on the sale in the fiscal fourth quarter of 2003, with $230 remaining as deferred in other long-term liabilities representing the extent of the Company’s continued ownership of Hewitt Associates and such remaining deferral was being amortized into income over the remaining lease period. As a result of the shareholders of Hewitt Associates electing a majority of independent directors to its Board in January 2004, the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting and recognized the remaining portion of the deferred gain in the fiscal second quarter of 2004.

12. Amounts Due from Owners

Amounts due from owners represent receivables from owners for individual income tax payments made on behalf of certain owners. An adjustment to correct the amounts due from certain owners is being made in the quarter ended March 31, 2004. The effect of this adjustment is to increase non-current assets by $712 at March 31, 2004, increase income before owner distributions by $712 in both the three and six months ended March 31, 2004, and shift $97 from cash flows from financing activities related to amounts due from owners to cash flows from operating activities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in our consolidated financial statements and related notes presented earlier in this Quarterly Report on Form 10-Q/A. Please also refer to our consolidated financial statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for additional information. In addition to historical information, this Quarterly Report on Form 10-Q/A may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described below and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004”or “fiscal 2004” means the twelve-month period that ends September 30, 2004. All references to dollar amounts are in thousands. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q/A. Certain prior period amounts have been reclassified to conform with the current year presentation.

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

	Three Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended March 31,
	2004	2003	Amount	%	2004	2003
	(Restated)
Revenues:
HR services revenues before reimbursements	$—	$478,056	$(478,056)	(100.0)%	—%	99.9%
Rental revenues from Hewitt Associates	5,715	—	5,715	100.0	100.0	—
Other rental revenues	—	540	(540)	(100.0)	—	0.1

Total revenues before reimbursements (net revenues)	5,715	478,596	(472,881)	(98.8)	100.0	100.0
Reimbursements	—	13,928	(13,928)	(100.0)	—	2.9

Total revenues	5,715	492,524	(486,809)	(98.8)	100.0	102.9

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	309,100	(309,100)	(100.0)	—	64.6
Restricted stock award compensation	—	4,659	(4,659)	(100.0)	—	1.0
Reimbursable expenses	—	13,928	(13,928)	(100.0)	—	2.9
Other operating expenses	1,981	90,955	(88,974)	(97.8)	34.7	19.0
Selling, general and administrative expenses	(60)	26,646	(26,706)	(100.2)	(1.0)	5.5

Total operating expenses	1,921	445,288	(443,367)	(99.6)	33.7	93.0

Operating income	3,794	47,236	(43,442)	(92.0)	66.3	9.9
Other expenses, net	(2,861)	8,786	(11,647)	(132.6)	(50.0)	1.8

Income before owner distributions	$933		$933	100.0	16.3%

Income before taxes, minority interest and owner distributions		56,022	(56,022)	(100.0)		11.7
Provision for income taxes		16,254	(16,254)	(100.0)		3.4

Income after taxes and before minority interest and owner distributions		39,768	(39,768)	(100.0)		8.3
Minority interest		6,667	(6,667)	(100.0)		1.4

Income after taxes, minority interest and before owner distributions		$33,101	$(33,101)	(100.0)%		6.9%

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the three months ended March 31, 2004 and 2003 are not comparable. The results for the three months ended March 31, 2004 do not include the consolidated operating results of Hewitt Associates, however, the results for the three months ended March 31, 2003 do. For a more meaningful comparison, the following table presents the historical results for the three months ended March 31, 2004 compared with the pro forma results for the three months ended March 31, 2003. We refer you to Note 3 in the consolidated financial statements for more information on the pro forma results from operations. The information for each of the three-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended March 31, 2004 and the pro forma results for the three months ended March 31, 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods

	Three Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended March 31,
	2004	2003	Amount	%	2004	2003
	(Restated)	(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	5,715	6,176	(461)	(7.5)%	100.0%	92.0%
Other rental revenues	—	540	(540)	(100.0)	—	8.0

Total rental revenues	5,715	6,716	(1,001)	(14.9)	100.0	100.0

Operating expenses:
Other operating expenses	1,981	3,299	(1,318)	(40.0)	34.7	49.1
Selling, general and administrative expenses	(60)	963	(1,023)	(106.2)	(1.0)	14.4

Total operating expenses	1,921	4,262	(2,341)	(54.9)	33.7	63.5

Operating income	3,794	2,454	1,340	54.6	66.3	36.5

Other expenses, net	(2,861)	34,290	(37,151)	(108.3)	(50.0)	510.6

Income before owner distributions	$933	$36,744	$(35,811)	(97.5)%	16.3%	547.1%

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which includes legal and audit fees) decreased 106% to a gain of $60 for the three months ended March 31, 2004 compared to $963 of expense in the comparable pro forma prior year period. The decrease is primarily a result of decreased state taxes and taxes paid on behalf of our owners and higher legal and audit fees in the prior year, which was the Company’s first year as a reporting company under the Securities Exchange Act of 1934.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 108% to an expense of $2,861 in the three months ended March 31, 2004, from $34,290 of income in the comparable pro forma prior year period. The decrease in other expenses, net is primarily a result of the gain on the sale of the Newport Beach property in 2003, which was slightly offset by the recognition of the deferred gains on the sales of the Newport Beach and Norwalk properties in 2004. Additionally, a decrease in interest expense was slightly offset by equity earnings recorded in 2004 on the Company’s investment in Hewitt Associates for one month with no such equity earnings recorded in the 2003 pro forma results and by a decrease in interest income. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and less cash on hand for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

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

	Six Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Six Months Ended March 31,
	2004	2003	Amount	%	2004	2003
	(Restated)
Revenues:
HR services revenues before reimbursements	$—	$958,375	$(958,375)	(100.0)%	—%	99.8%
Rental revenues from Hewitt Associates	11,425	—	11,425	100.0	100.0	—
Other rental revenues	—	1,722	(1,722)	(100.0)	—	0.2

Total revenues before reimbursements (net revenues)	11,425	960,097	(948,672)	(98.8)	100.0	100.0
Reimbursements	—	27,534	(27,534)	(100.0)	—	2.9

Total revenues	11,425	987,631	(976,206)	(98.8)	100.0	102.9

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	621,418	(621,418)	(100.0)	—	64.7
Restricted stock award compensation	—	29,544	(29,544)	(100.0)	—	3.1
Reimbursable expenses	—	27,534	(27,534)	(100.0)	—	2.9
Other operating expenses	3,912	182,803	(178,891)	(97.9)	34.2	19.0
Selling, general and administrative expenses	304	46,502	(46,198)	(99.3)	2.7	4.9

Total operating expenses	4,216	907,801	(903,585)	(99.5)	36.9	94.6

Operating income	7,209	79,830	(72,621)	(91.0)	63.1	8.3

Other expenses, net	(4,802)	1,288	(6,090)	(472.8)	(42.0)	0.1

Income before owner distributions	$2,407		$2,407	100.0	21.1%

Income before taxes, minority interest and owner distributions		81,118	(81,118)	(100.0)		8.4
Provision for income taxes		26,591	(26,891)	(100.0)		2.8

Income after taxes and before minority interest and owner distributions		54,527	(54,527)	(100.0)		5.6

Minority interest		10,852	(10,852)	(100.0)		1.1

Income after taxes, minority interest and before owner distributions		$43,675	$(43,675)	(100.0)%		4.5%

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

	Six Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Six Months Ended March 31,
	2004	2003	Amount	%	2004	2003
	(Restated)	(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	11,425	12,586	(1,161)	(9.2)%	100.0%	88.0%
Other rental revenues	—	1,722	(1,722)	(100.0)	—	12.0

Total rental revenues	11,425	14,308	(2,883)	(20.1)	100.0	100.0

Operating expenses:
Other operating expenses	3,912	7,543	(3,631)	(48.1)	34.2	52.7
Selling, general and administrative expenses	304	1,383	(1,079)	(78.0)	2.7	9.7

Total operating expenses	4,216	8,926	(4,710)	(52.8)	36.9	62.4

Operating income	7,209	5,382	1,827	33.9	63.1	37.6

Other expenses, net	(4,802)	31,304	(36,106)	(115.3)	(42.0)	218.8

Income before owner distributions	$2,407	$36,686	$(34,279)	(93.4)%	21.1%	256.4%

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses (which includes legal and audit fees) decreased 78% to $304 for the six months ended March 31, 2004 compared to $1,383 in the comparable pro forma prior year period. The decrease is primarily a result of decreased state taxes and taxes paid on behalf of our owners and higher legal and audit fees in the prior year, which was the Company’s first year as a reporting company under the Securities Exchange Act of 1934, offset by an increase in the provision for doubtful accounts.

Other Expenses, Net

Other expenses, net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 115% to $4,802 of expense in the six months ended March 31, 2004, from $31,304 of income in the comparable pro forma prior year period. The decrease in other expenses, net is primarily a result of the gain on the sale of the Newport Beach property in 2003, which was slightly offset by the recognition of the deferred gains on the sales of the Newport Beach and Norwalk properties in 2004. Additionally, a decrease in interest expense was slightly offset by equity earnings recorded in 2004 on the Company’s investment in Hewitt Associates for four months with no such equity earnings recorded in the 2003 pro forma results and by a decrease in interest income. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and less cash on hand for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes.

Summary of Cash Flows	Six Months Ended March 31,
	2004	2003
	(Restated)
Cash provided by operating activities	$2,163	$84,375
Cash provided by investing activities	1,069	17,076
Cash used in financing activities	(4,290)	(117,061)
Effect of exchange rates on cash	—	395

Net decrease in cash and cash equivalents	(1,058)	(15,215)
Cash and cash equivalents at beginning of period	5,937	173,736

Cash and cash equivalents at end of period	$4,879	$158,521

For the six months ended March 31, 2004 and 2003, cash provided by operating activities was $2,163 and $84,375, respectively. The decrease in cash flows provided by operating activities between the six months ended March 31, 2004 and 2003 is a result of the Distribution and subsequent de-consolidation of Hewitt Associates. Cash flows from rental income in the six months ended March 31, 2004 was offset by cash payments made on accrued expenses.

For the six months ended March 31, 2004 and 2003, cash provided by investing activities was $1,069 and $17,076, respectively. The decrease in cash provided by investing activities is a result of cash received from the sale of the Newport Beach property and the Distribution and subsequent de-consolidation of Hewitt Associates.

For the six months ended March 31, 2004 and 2003, cash used in financing activities was $4,290 and $117,061, respectively. The decrease in cash used in financing activities is primarily a result of net capital distributions made in 2003 and the Distribution and subsequent de-consolidation of Hewitt Associates. Cash used in financing activities in the first quarter of 2004 related primarily to the repayment of long-term debt.

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

PART II. OTHER INFORMATION

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

HEWITT HOLDINGS LLC (n/k/a FORE Holdings LLC) (Registrant)

Date: August 4, 2004	By:	/s/ David L. Hunt
David L. Hunt
Chairman