Form 10-Q
period 2004-06-30
HEWITT HOLDINGS LLC
filed 2004-08-05
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50161

FORE HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Illinois	36-3974824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, Illinois 60069; 847-295-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

HEWITT HOLDINGS LLC

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

FORE HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORE HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,912	$5,937
Client receivables and unbilled work in process, less allowances of $22 at June 30, 2004 and $221 at September 30, 2003	—	744
Prepaid expenses and other current assets	1	113

Total current assets	$5,913	$6,794

Non-Current Assets
Property and equipment, net	223,805	229,912
Related party deferred rent receivable (Note 6)	3,744	3,928
Due from owners	1,344	739
Deferred loan costs, net	859	905
Investment in Hewitt Associates (Note 1)	15,935	15,960
Investment in Overlook Associates (Note 2)	2,638	3,181

Total non-current assets	248,325	254,625

Total Assets	$254,238	$261,419

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$24	$2,002
Current portion of long-term debt	9,190	8,733

Total current liabilities	9,214	10,735

Long-Term Liabilities
Debt, less current portion	198,363	205,314
Other long-term liabilities	—	738

Total long-term liabilities	198,363	206,052

Total Liabilities	$207,577	$216,787

Commitments and Contingencies (Note 8)

Owners’ Capital
Paid-in capital and accumulated earnings	$45,840	$44,542
Accumulated other comprehensive income	821	90

Total owners’ capital	46,661	44,632

Total Liabilities and Owners’ Capital	$254,238	$261,419

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
HR services revenues before reimbursements	$—	$494,886	$—	$1,453,262
Rental revenues from Hewitt Associates	5,712	—	17,137	—
Other rental revenues	—	—	—	1,722

Total revenues before reimbursements (net revenues)	5,712	494,886	17,137	1,454,984
Reimbursements	—	12,862	—	40,396

Total revenues	5,712	507,748	17,137	1,495,380

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	318,806	—	940,224
Restricted stock award compensation	—	5,649	—	35,193
Reimbursable expenses	—	12,862	—	40,396
Other operating expenses	1,975	93,050	5,887	275,854
Selling, general and administrative expenses	90	25,909	393	72,411

Total operating expenses	2,065	456,276	6,280	1,364,078

Operating income	3,647	51,472	10,857	131,302

Other expenses, net:
Interest expense	(3,572)	(8,573)	(10,827)	(26,035)
Interest income	11	752	33	2,016
Gain on sales of property	—	10,695	1,119	28,161
Other income (expense), net	449	361	1,761	382

	(3,112)	3,235	(7,914)	4,524

Income before owner distributions	$535		$2,943

Income before taxes, minority interest, and owner distributions		54,707		135,826

Provision for income taxes		18,219		44,811

Income after taxes and before minority interest and owner distributions		36,488		91,015

Minority interest		7,499		18,351

Income after taxes and minority interest and before owner distributions		$28,989		$72,664

(1)	On July 1, 2003, FORE Holdings distributed the shares of Hewitt Associates, Inc. Class B common stock it previously held to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The distribution reduced FORE Holdings’ ownership interest in Hewitt Associates, Inc. to approximately 2%. Accordingly, the Company no longer consolidates the results of Hewitt Associates, Inc. The Company accounted for the remaining investment in Hewitt Associates, Inc. using the equity method of accounting through January 28, 2004, when the shareholders of Hewitt Associates, Inc. elected a majority of independent directors to its Board, upon which time the Company began accounting for the remaining investment in Hewitt Associates, Inc. using the cost method of accounting. As a result, the Company’s consolidated statements of operations for the three and nine months ended June 30, 2004, do not include the consolidated results from operations for Hewitt Associates, Inc., however, for the three and nine months ended June 30, 2003, the Company’s consolidated results do. Please see the pro forma financial statements presented on a consistent basis in Note 3.

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Income before owner distributions	$2,943
Income after taxes and minority interest and before owner distributions		$72,664
Adjustments to reconcile income before owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:
Depreciation	6,000	63,216
Amortization	46	24,832
Restricted stock awards	—	30,847
Deferred income taxes	—	24,014
Minority interest	—	18,351
Equity in earnings from unconsolidated investments	(1,848)	(904)
Gain on sales of property	(1,119)	(28,161)
Director stock compensation	—	75
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	744	5,215
Prepaid expenses and other current assets	112	(448)
Related party deferred rent receivable	184	—
Due from owners	(806)	—
Deferred contract costs	—	(4,925)
Accounts payable and accrued expenses	(1,978)	(4,639)
Advanced billings to clients	—	11,787
Deferred contract revenues	—	—
Employee deferred compensation and accrued profit sharing	—	(19,386)
Other long-term liabilities	—	(1,639)

Net cash provided by operating activities	4,278	190,899

Cash flows from investing activities:
Additions to property and equipment	—	(44,529)
Cash paid for acquisitions, net of cash received	—	(63,697)
Distributions from equity investment	1,499	66
Proceeds from sale of property	488	84,027
Increase in other assets	—	(9,954)

Net cash provided by investing activities	1,987	(34,087)

Cash flows from financing activities:
Capital contributions (distributions), net	3	(143,748)
Proceeds from exercise of Hewitt Associates stock options	—	303
Short-term borrowings	—	1,016
Refund of tax deposits for owners	317	20,408
Taxes paid on behalf of owners	(116)	—
Repayments of short-term borrowings	—	(14,637)
Repayments of long-term debt	(6,494)	(15,304)
Repayments of capital lease obligations	—	(8,045)
Hewitt Associates purchase of treasury stock	—	(6,153)
Payment of offering costs by Hewitt Associates	—	(796)

Net cash used in financing activities	(6,290)	(166,956)

Effect of exchange rate changes on cash and cash equivalents	—	1,574

Net decrease in cash and cash equivalents	(25)	(8,570)

Cash and cash equivalents, beginning of period	5,937	173,736

Cash and cash equivalents, end of period	$5,912	$165,166

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(Unaudited)

(Dollars in thousands)

1. Description of Business

On April 29, 2004, Hewitt Holdings LLC changed its name to FORE Holdings LLC (“FORE Holdings” or the “Company”). FORE Holdings LLC and Subsidiaries include the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. Prior to July 1, 2003, Hewitt Associates, Inc. and its subsidiaries or its predecessor, Hewitt Associates LLC and Affiliates, (“Hewitt Associates”) was the principal operating subsidiary of the Company. Hewitt Associates provides human resources outsourcing and consulting services (See below and Note 3 for additional information). After July 1, 2003, FORE Holdings is a holding company whose only business is to own, finance, lease and sell real estate assets.

FORE Holdings owns its real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates on terms which at inception, were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in these properties were funded through capital contributions of FORE Holdings’ owners (individuals who own limited liability company interests of FORE Holdings) and third-party debt. The debt is a non-recourse obligation of FORE Holdings’ Property Entities and is not an obligation of, nor guaranteed by, Hewitt Associates. The properties the Company owns are located in Illinois, Florida, and Texas.

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure and initial public offering. As part of that transition, FORE Holdings, received 70,819,520 shares of Hewitt Associates’ Class B common stock. On July 1, 2003, FORE Holdings distributed to its owners, the shares of Class B common stock of Hewitt Associates, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when the shares were held by FORE Holdings. The distribution reduced FORE Holdings’ majority interest in Hewitt Associates of approximately 72% at June 30, 2003, to a minority interest of approximately 2% at July 1, 2003 and June 30, 2004.

On August 6, 2003, Hewitt Associates completed a secondary offering of Hewitt Associates’ Class A common stock held by owners of FORE Holdings. In conjunction with the secondary offering, FORE Holdings distributed 350,431 shares of Hewitt Associates’ Class B common stock to certain owners, resident outside the United States, who had held their shares through FORE Holdings.

On January 28, 2004, Hewitt Associates’ Board of Directors authorized sales by holders of Class B and Class C common stock of up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act of 1933. Since the plan was approved, 857,325 shares of stock have been converted from Hewitt Associates’ Class B and Class C common stock to Class A common stock and have been sold under Rule 144.

On April 16, 2004, Hewitt Associates filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the owners and the former partners of Bacon & Woodrow. The registration statement was filed, in part, to facilitate future requests under a registration rights agreement which Hewitt Associates entered into with the Company at the time of Hewitt Associates’ initial public offering. Hewitt Associates’ secondary offering during the summer of 2004 has been delayed indefinitely as a result of the pending acquisition by Hewitt Associates of Exult, Inc. (“Exult”), a leading provider of HR business process outsourcing services.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany transactions and profits.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% interest in Overlook Associates, an Illinois partnership, as FORE Holdings does not exercise control over this partnership. Overlook Associates owns and operates commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois.

On July 1, 2003, the Company distributed 67,783,937 shares of Class B common stock of Hewitt Associates then held by the Company, to its owners (the “Distribution”). The Distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidated the results of Hewitt Associates, and accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. The Company’s consolidated balance sheets at June 30, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the three and nine months ended June 30, 2003, include the consolidated results of operations of Hewitt Associates, as these periods were prior to the Distribution.

Prior to July 1, 2003, significant eliminating entries resulting from the consolidation of Hewitt Associates included the elimination of intercompany capital leases and the reversal of intercompany rental income and expense and the recognition of depreciation and interest expense related to the real estate under capital leases. As such, on a consolidated basis, the Company’s financial statements prior to July 1, 2003, reflect the Company’s owned real estate and related third-party debt and no intercompany lease obligations and related activities between FORE Holdings and Hewitt Associates.

Revenue Recognition

Hewitt Associates’ HR services revenues include fees generated from outsourcing contracts and from consulting services provided to Hewitt Associates’ clients. Under outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, Hewitt Associates recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

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

The Company leases its real estate properties pursuant to operating leases. The Company records rental income for the full term of each lease on a straight-line basis. Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three and nine months ended June 30, 2004, 100% of the Company’s rental income was derived from leases with Hewitt Associates. Prior to the Distribution on July 1, 2003, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

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

Performance-Based Compensation

Hewitt Associates’ compensation program includes a performance-based component that is determined by Hewitt Associates’ management. Performance-based compensation is discretionary and is based on individual, team and Hewitt Associates’ performance. Performance-based compensation is paid once per fiscal year after Hewitt Associates’ annual operating results are finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involves judgment, is based on quarterly and annual results as compared to internal targets, and takes into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels may vary from current expectations as a result of changes in the actual performance of Hewitt Associates, team or individual. As such, accrued amounts are subject to change in future periods if actual future performance varies from performance levels anticipated in prior interim periods.

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

Stock-Based Compensation

The Company accounts for Hewitt Associates’ stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma net income and net income per share disclosures for Hewitt Associates’ employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

Hewitt Associates’ restricted stock awards, including restricted stock and restricted stock units, are measured using the fair market value of the stock as of the grant date and are initially recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation is amortized to compensation expense on a straight-line basis. Employer payroll taxes are also recorded as expense when they become due over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date.

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

For purposes of pro forma disclosures, the estimated fair value of the Hewitt Associates stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions for the three and nine months ended June 30, 2003, would have been as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2003
Income after taxes and minority interest and before owner distributions:
As reported	$28,989	$72,664
Stock-based compensation expense included in reported income after taxes and minority interest and before owner distributions, net of tax and minority interest	2,388	14,875
Pro forma stock compensation expense, net of tax and minority interest	(3,145)	(17,152)

Adjusted income after taxes and minority interest and before owner distributions	$28,232	$70,387

3. Distribution of Hewitt Associates Shares

On July 1, 2003, the Company distributed to its owners, 67,783,937 shares of Hewitt Associates’ Class B common stock that it held on behalf of the owners (the “Distribution”). The Distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidated the results of Hewitt Associates, but accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As a result, the Company’s consolidated balance sheets at June 30, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates and the Company’s statements of operations and cash flows for the three and nine months ended June 30, 2004 do not reflect the operations of Hewitt Associates. However, the Company’s statements of operations and cash flows for the three and nine months ended June 30, 2003, do include the operations of Hewitt Associates as these periods were prior to the Distribution. Had the Company accounted for the investment in Hewitt Associates under the cost method of accounting for the entire three and nine months ended June 30, 2004, income (loss) before owner distributions would have been $535 and $2,052, respectively.

The following unaudited pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2002, the beginning of fiscal 2003, account for the Company’s remaining investment in Hewitt Associates using the cost method of accounting, and exclude any non-recurring adjustments, to facilitate comparability. The Hewitt Associates historical results in the following pro forma consolidated income statements reflect Hewitt Associates’ results for the three and nine months ended June 30, 2003. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable. This information and the accompanying notes should also be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Annual Report on Form 10-K for the year ended September 30, 2003.

FORE Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Three Months Ending June 30, 2003
	FORE Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$494,886	$(494,886)	$—		$—
Rental revenues from Hewitt Associates	—	—	5,709	(a)	5,709
Other rental revenues	—	—	—		—

Total revenues before reimbursements (net revenues)	494,886	(494,886)	5,709		5,709
Reimbursements	12,862	(12,862)	—		—

Total revenues	507,748	(507,748)	5,709		5,709

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	318,806	(318,806)	—		—
Restricted stock award compensation	5,649	(5,649)	—		—
Reimbursable expenses	12,862	(12,862)	—		—
Other operating expenses	93,050	(96,511)	5,709	(a)	2,248
Selling, general and administrative expenses	25,909	(25,492)	—		417

Total operating expenses	456,276	(459,320)	5,709		2,665

Operating income	51,472	(48,428)	—		3,044

Other expenses, net
Interest expense	(8,573)	4,856	—		(3,717)
Interest income	752	(670)	—		82
Gains on disposal of properties	10,695	—	(399	)(b)	10,296
Other income (expense), net	361	(420)	—		(59)

	3,235	3,766	(399)		6,602

Income before income taxes, minority interest and owner distributions	54,707	(44,662)	(399)		9,646

Provision for income taxes	18,219	(18,219)	—		—

Net income		$(26,443)

Income after taxes and before minority interest and owner distributions	36,488		(399)		9,646

Minority interest	7,499		(7,499	)(c)	—

Income after taxes and minority interest and before owner distributions	$28,989		$7,100		$9,646

(a)	Represents rental income from Hewitt Associates for the three months ended June 30, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.
(b)	Represents gain on the sale of the Newport Beach property that was deferred as a result of the capital lease at Hewitt Associates. This adjustment reverses the deferral of a portion of the gain on sale.
(c)	An adjustment to eliminate the minority interest in Hewitt Associates which existed prior to the de-consolidation of Hewitt Associates.

FORE Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Nine Months Ending June 30, 2003
	FORE Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$1,453,262	$(1,453,262)	$—		$—
Rental revenues from Hewitt Associates	—	—	18,295	(a)	18,295
Other rental revenues	1,722	—	—		1,722

Total revenues before reimbursements (net revenues)	1,454,984	(1,453,262)	18,295		20,017
Reimbursements	40,396	(40,395)	(1	)(b)	—

Total revenues	1,495,380	(1,493,657)	18,294		20,017

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	940,224	(940,215)	(9	)(c)	—
Restricted stock award compensation	35,193	(35,193)	—		—
Reimbursable expenses	40,396	(40,395)	(1	)(b)	—
Other operating expenses	275,854	(285,022)	18,295	(a)	9,792
			665	(d)
Selling, general and administrative expenses	72,411	(70,612)	—		1,799

Total operating expenses	1,364,078	(1,371,437)	18,950		11,591

Operating income	131,302	(122,220)	(656)		8,426

Other expenses, net
Interest expense	(26,035)	15,053	(734	)(e)	(11,716)
Interest income	2,016	(1,770)	—		246
Gains on disposal of properties	28,161	—	21,417	(f)	49,578
Other income (expense), net	382	(582)	—		(200)

	4,524	12,701	20,683		37,908

Income before income taxes, minority interest and owner distributions	135,826	(109,519)	20,027		46,334

Provision for income taxes	44,811	(44,811)	—		—

Net income		$(64,708)

Income after taxes and before minority interest and owner distributions	91,015		20,027		46,334

Minority interest	18,351		(18,351	)(g)	—

Income after taxes and minority interest and before owner distributions	$72,664		$38,378		$46,334

(a)	Represents rental income from Hewitt Associates for the nine months ended June 30, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Adjustment to eliminate Hewitt Associates’ reimbursable costs.
(c)	Reclassification of payments made on behalf of owners.
(d)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from FORE Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.
(e)	Represents Hewitt Associates interest expense on a property leased under a capital lease from FORE Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.
(f)	Represents gain on the sale of the Newport Beach property that was deferred as a result of the capital lease at Hewitt Associates. This adjustment reverses the deferral of a portion of the gain on sale.
(g)	An adjustment to eliminate the minority interest in Hewitt Associates which existed prior to the de-consolidation of Hewitt Associates.

4. Client Receivables and Unbilled Work in Process

At September 30, 2003, client receivables and unbilled work in process, net of allowances, were $563 and $181, respectively, or $744 in total.

5. Deferred Loan Costs and Other Intangible Assets

At June 30, 2004 and September 30, 2003, intangible assets with definite useful lives include deferred loan costs with an estimated useful life of 20 years.

	June 30, 2004	September 30, 2003
Deferred loan costs
Gross carrying amount	$1,217	$1,217
Accumulated amortization	(358)	(312)

Net	$859	$905

The Company tests intangible assets for impairment whenever indicators of impairment arise. During the nine months ended June 30, 2004 and for the year ended September 30, 2003, no impairments on intangible assets were recognized.

Amortization expense related to definite-lived intangible assets for the three and nine months ended June 30, 2004 and 2003, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Capitalized software	$—	$8,091	$—	$23,039
Trademarks	—	539	—	1,568
Customer relationships	—	179	—	179
Deferred loan costs	16	15	46	46

Total	$16	$8,824	$46	$24,832

Estimated amortization expense related to intangible assets at September 30, 2003, is $62 in each of the five years that end September 30, 2008 and $595 thereafter.

6. Related Party Transactions

The Company entered into real estate operating leases with Hewitt Associates and its subsidiaries on terms which at inception, were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by FORE Holdings’ owners and third-party debt. The debt is reflected on the Company’s balance sheet and is not an obligation of, nor guaranteed by, Hewitt Associates.

Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded for the current difference between the straight-line rent and the rent that is contractually due from the lessee. As of June 30, 2004 and September 30, 2003, the deferred rent receivable with Hewitt Associates was $3,744 and $3,928, respectively.

In June 2002, Hewitt Associates entered into a 15-year capital lease with The Bayview Trust to lease office space in Newport Beach, California. On March 7, 2003, The Bayview Trust sold the property in Newport Beach, California, and Hewitt Associates’ lease was assigned to the third-party purchaser of the building.

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of Hewitt Associates will provide certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services. Hewitt Associates LLC may charge FORE Holdings separately for additional services on a time and materials basis. Through June 30, 2004, fees for all services Hewitt Associates LLC has provided under the services agreement, totaling $87 for the nine months ended June 30, 2004 and $382 for the comparable prior year period, have been paid by FORE Holdings.

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

In connection with its initial public offering in June 2002, Hewitt Associates granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002, grant date (a weighted price of $19.02 per share) and 37% were amortized on a straight-line basis as non-cash compensation expense from the grant date until December 31, 2002 and 63% are being amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company did not recognize any compensation expense for the initial public offering restricted stock awards in the three and nine months ended June 30, 2004. For the three and nine months ended June 30, 2003, compensation expense for the initial public offering restricted stock awards was $5,649 and $35,193, respectively, representing amortization and applicable payroll taxes for the period.

8. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising in the normal conduct of business. Management does not expect the outcome of any pending claim to have a material adverse affect on the business, financial condition or results of operations of the Company.

Hewitt Associates provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products or receipt of its services. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. As of June 30, 2004, the Company had no outstanding claims and was not subject to any pending litigation alleging that Hewitt Associates’ products or services infringe the intellectual property rights of any third parties.

9. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net Income (loss) before owner distributions	$535		$2,943
Income after taxes and minority interest and before owner distributions		$28,989		$72,664
Other comprehensive income:
Foreign currency translation adjustments	—	10,855	731	12,498

Accumulated other comprehensive income	$535	$39,844	$3,674	$85,162

10. Segment Data

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, FORE Holdings has one business segment consisting of its real estate operations.

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

The table below presents information about the Company’s reportable segments for the three and nine months ended June 30, 2003:

	Three Months Ended June 30, 2003	Nine Months Ended June 30, 2003
Outsourcing
HR Services revenues before reimbursements	$304,095	$908,187
Segment income	59,581	181,628

Consulting
HR Services revenues before reimbursements	$190,791	$545,075
Segment income	36,440	102,618

Total Company
HR Services revenues before reimbursements	$494,886	$1,453,262
Other rental revenues	—	1,722

Total revenues before reimbursements (net revenues)	494,886	1,454,984
Reimbursements	12,862	40,396

Total revenues	$507,748	$1,495,380

Segment income	$96,021	$284,246
Charges not recorded at the Segment level – restricted stock awards (1)	5,649	35,193
Unallocated shared costs	41,944	126,833

Operating income – Hewitt Associates	48,428	122,220
Other operating income – FORE Holdings LLC and Properties Entities (2)	3,044	9,082

Operating income	$51,472	$131,302

(1)	Compensation expense of $5,649 and $35,193 for the three and nine months ended June 30, 2003, respectively, related to the amortization of the restricted stock awards.
(2)	For historical periods, Hewitt Associates’ consolidated segment results include the majority of the occupancy costs under operating and capital leases. Incremental other operating expenses at FORE Holdings LLC and Property Entities were not allocated to the segments. Included in other operating income is the elimination of intercompany charges included in the segment results and FORE Holdings’ rental revenues and other operating expenses.

11. Sale of Properties

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

We use the terms “FORE Holdings” and “the Company” to refer to FORE Holdings LLC and its subsidiaries, formerly known as Hewitt Holdings LLC and subsidiaries. We use the term “Hewitt Associates” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. We use the term “Property Entities” to refer to FORE Holdings’ wholly-owned subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust.

We use the term “owner” to refer to the individuals who are members of FORE Holdings. These individuals (with the exception of members who have retired) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

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

Overview

On July 1, 2003, FORE Holdings distributed to its owners the shares of Hewitt Associates’ Class B common stock it held on the owners’ behalf, with the exception of certain owners resident outside the United States who will continue to hold their shares through FORE Holdings (the “Distribution”). Following the Distribution, FORE Holdings’ ownership in Hewitt Associates decreased to approximately 2%. As such, FORE Holdings applied the equity method of accounting for its investment in Hewitt Associates through January 28, 2004, so that only FORE Holdings’ share of Hewitt Associates’ earnings was recognized as FORE Holdings’ other income. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. Beginning on July 1, 2003, FORE Holdings’ only business is owning, financing and leasing real estate assets which are primarily used by Hewitt Associates in operating its business. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, FORE Holdings’ consolidated balance sheets as of June 30, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and equity of Hewitt Associates. However, the Company’s consolidated statements of operations and statements of cash flows for the three and nine months ended June 30, 2003 consolidates Hewitt Associates’ results as these periods were prior to the Distribution.

Prior to the Distribution, Hewitt Associates was the principal operating business of the Company. FORE Holdings’ total revenues were comprised of Hewitt Associates’ HR services revenues. FORE Holdings’ third-party rental income was not material in relation to consolidated revenue in fiscal 2003. In fiscal 2004, rental revenues from Hewitt Associates make up all of FORE Holdings’ revenues.

Segments

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, FORE Holdings has one business segment consisting of its real estate operations. Prior to the Distribution and de-consolidation of Hewitt Associates, the Company had two reportable segments, Outsourcing and Consulting, which reflected Hewitt Associates’ business segments as Hewitt Associates was the principal operating business of FORE Holdings.

Consolidated Financial Highlights

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the three and nine months ended June 30, 2004 and 2003 are not comparable. The results for the three and nine months ended June 30, 2004 do not include the consolidated operating results of Hewitt Associates, however, the results for the three and nine months ended June 30, 2003 do. For a more meaningful comparison, we compare the historical results for the three and nine months ended June 30, 2004 with the pro forma results for the three and nine months ended June 30, 2003. We refer you to Note 3 in the consolidated financial statements for more information on the pro forma results from operations. The information for each of the three-month and nine-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three and nine months ended June 30, 2004 and the pro forma results for the three and nine months ended June 30, 2003 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods

Rental revenues remained relatively flat quarter over quarter and decreased by 14 % in the nine months ended June 30, 2004 over the comparable pro forma prior year period. In March 2003, the Company sold the Newport Beach property, which generated rental revenues in the prior year from third parties and Hewitt Associates. As a result of the sale, rental revenues declined in the nine months ended June 30, 2004 over the comparable pro forma period.

Operating income increased by 20% and 29% in the three and nine months ended June 30, 2004, respectively, over the comparable pro forma prior year period. These increases are primarily a result of decreased operating expenses resulting from the sale of the Newport Beach and Rowayton, Connecticut properties, which were greater than the rental revenues lost from the sales of the properties.

Critical Accounting Policies and Estimates

Revenues

We lease our real estate properties pursuant to operating leases. We record rental income for the full term of each lease on a straight-line basis. However, generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rental payments increase during the term of the lease. Accordingly, a receivable from lessees is recorded for the current difference between the straight-line rent and the rent that is contractually due from the lessees. During the three and nine months ended June 30, 2004, 100% of our rental income was derived from leases with Hewitt Associates. Prior to July 1, 2003, the date we distributed the majority of our shares in Hewitt Associates, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

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

Historical Results of Operations

Three Months Ended June 30, 2004 and 2003

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended June 30, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Three Months Ended June 30,		Increase/(Decrease)		% of Net Revenue Three Months Ended June 30,
	2004	2003	Amount	%	2004	2003
Revenues:
HR services revenues before reimbursements	$—	$494,886	$(494,886)	(100.0)%	—%	100.0%
Rental revenues from Hewitt Associates	5,712	—	5,712	100.0	100.0	—

Total revenues before reimbursements (net revenues)	5,712	494,886	(489,174)	(98.8)	100.0	100.0
Reimbursements	—	12,862	(12,862)	(100.0)	—	2.6

Total revenues	5,712	507,748	(502,036)	(98.9)	100.0	102.6

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	318,806	(318,806)	(100.0)	—	64.4
Restricted stock award compensation	—	5,649	(5,649)	(100.0)	—	1.2
Reimbursable expenses	—	12,862	(12,862)	(100.0)	—	2.6
Other operating expenses	1,975	93,050	(91,075)	(97.9)	34.6	18.8
Selling, general and administrative expenses	90	25,909	(25,819)	(99.7)	1.6	5.2

Total operating expenses	2,065	456,276	(454,211)	(99.5)	36.2	92.2

Operating income	3,647	51,472	(47,825)	(92.9)	63.8	10.4

Other income (expenses), net	(3,112)	3,235	(6,347)	(196.2)	(54.4)	0.7

Income before owner distributions	$535		$535	100.0	9.4%

Income before taxes, minority interest and owner distributions		54,707	(54,707)	(100.0)		11.1

Provision for income taxes		18,219	(18,219)	(100.0)		3.7

Income after taxes and before minority interest and owner distributions		36,488	(36,488)	(100.0)		7.4

Minority interest		7,499	(7,499)	(100.0)		1.5

Income after taxes, minority interest and before owner distributions		$28,989	$(28,989)	(100.0)%		5.9%

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the three months ended June 30, 2004 and 2003 are not comparable. The results for the three months ended June 30, 2004 do not include the consolidated operating results of Hewitt Associates, however, the results for the three months ended June 30, 2003 do. For a more meaningful comparison, the following table presents the historical results for the three months ended June 30, 2004 compared with the pro forma results for the three months ended

June 30, 2003. We refer you to Note 3 in the consolidated financial statements for more information on the pro forma results from operations. The information for each of the three-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the three months ended June 30, 2004 and the pro forma results for the three months ended June 30, 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods

	Three Months Ended June 30,		Increase/(Decrease)		% of Net Revenue Three Months Ended June 30,
	2004	2003	Amount	%	2004	2003
		(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	5,712	5,709	3	0.1%	100.0%	100.0%

Operating expenses:
Other operating expenses	1,975	2,248	(273)	(12.1)	34.6	39.4
Selling, general and administrative expenses	90	417	(327)	(78.4)	1.6	7.3

Total operating expenses	2,065	2,665	(600)	(22.5)	36.2	46.7

Operating income	3,647	3,044	603	19.8	63.8	53.3
Other income (expenses), net	(3,112)	6,602	(9,714)	(147.1)	(54.4)	115.7

Income before owner distributions	$535	$9,646	$(9,111)	(94.5)%	9.4%	169.0%

Rental Revenues

Rental revenues remained relatively flat at $5,712 in the three months ended June 30, 2004, compared to $5,709 on a pro forma basis in the comparable prior year period.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, utilities, repairs and maintenance, property taxes, and insurance) decreased by 12% to $1,975 in the three months ended June 30, 2004 compared to $2,248 in the comparable pro forma prior year period. The decrease is a result of the disposal of the Rowayton, Connecticut property in May 2003. Expenses related to the Rowayton property are included in the pro forma results for the three months ended June 30, 2003 when the Company still owned this property and are not included in the results for the three months ended June 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which includes legal and audit fees) decreased 78.4% to $90 for the three months ended June 30, 2004 compared to $417 in the comparable pro forma prior year period. The decrease is primarily a result of decreased state taxes and taxes paid on behalf of our owners and higher legal and audit fees in the prior year, which was the Company’s first year as a reporting company under the Securities Exchange Act of 1934, offset by increases in tax consulting fees.

Other Income (Expenses), Net

Other income (expenses), net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 147% to an expense of $3,112 in the three months ended June 30, 2004, from income of $6,602 in the comparable pro forma prior year period. The decrease in other expenses, net is primarily a result of the gain on the sale of the Rowayton property in 2003 of $10,116. The decrease was partially offset by an increase in other income as a result of an increase in income from equity earnings of our investment in real estate partnerships. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and slightly offset the decrease in interest expense.

Nine Months Ended June 30, 2004 and 2003

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the nine-month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the nine months ended June 30, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Nine Months Ended June 30,		Increase/(Decrease)		% of Net Revenue Nine Months Ended June 30,
	2004	2003	Amount	%	2004	2003
Revenues:
HR services revenues before reimbursements	$—	$1,453,262	$(1,453,262)	(100.0)%	—%	99.9%
Rental revenues from Hewitt Associates	17,137	—	17,137	100.0	100.0	—
Other rental revenues	—	1,722	(1,722)	(100.0)	—	0.1

Total revenues before reimbursements (net revenues)	17,137	1,454,984	(1,437,847)	(98.8)	100.0	100.0
Reimbursements	—	40,396	(40,396)	(100.0)	—	2.8

Total revenues	17,137	1,495,380	(1,478,243)	(98.9)	100.0	102.8

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	940,224	(940,224)	(100.0)	—	64.6
Restricted stock award compensation	—	35,193	(35,193)	(100.0)	—	2.4
Reimbursable expenses	—	40,396	(40,396)	(100.0)	—	2.8
Other operating expenses	5,887	275,854	(269,967)	(97.9)	34.3	19.0
Selling, general and administrative expenses	393	72,411	(72,018)	(99.5)	2.3	5.0

Total operating expenses	6,280	1,364,078	(1,357,798)	(99.5)	36.6	93.8

Operating income	10,857	131,302	(120,445)	(91.7)	63.4	9.0

Other income (expenses), net	(7,914)	4,524	(12,438)	(274.9)	(46.2)	0.4

Income before owner distributions	$2,943		$2,943	100.0	17.2%

Income before taxes, minority interest and owner distributions		135,826	(135,826)	(100.0)		9.4

Provision for income taxes		44,811	(44,811)	(100.0)		3.1

Income after taxes and before minority interest and owner distributions		91,015	(91,015)	(100.0)		6.3

Minority interest		18,351	(18,351)	(100.0)		1.3

Income after taxes, minority interest and before owner distributions		$72,664	$(72,664)	(100.0)%		5.0%

The following table presents the historical results for the nine months ended June 30, 2004 compared with the pro forma results for the nine months ended June 30, 2003 as described above and in Note 3. The information for each of the nine-month periods is derived from unaudited consolidated financial statements, which were prepared on the same basis as the annual consolidated financial statements. In our opinion, information for the nine months ended June 30, 2004 and the pro forma results for the nine months ended June 30, 2003 contains all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

	Nine Months Ended June 30,		Increase/(Decrease)		% of Net Revenue Nine Months Ended June 30,
	2004	2003	Amount	%	2004	2003
		(Pro Forma)
Revenues:
Rental revenues from Hewitt Associates	17,137	18,295	(1,158)	(6.3)%	100.0%	91.4%
Other rental revenues	—	1,722	(1,722)	(100.0)	—	8.6

Total rental revenues	17,137	20,017	(2,880)	(14.4)	100.0	100.0

Operating expenses:
Other operating expenses	5,887	9,792	(3,905)	(39.9)	34.3	48.9
Selling, general and administrative expenses	393	1,799	(1,406)	(78.2)	2.3	9.0

Total operating expenses	6,280	11,591	(5.311)	(45.8)	36.6	57.9

Operating income	10,857	8,426	2,431	28.9	63.4	42.1

Other income (expenses), net	(7,914)	37,908	(45,822)	(120.9)	(46.2)	189.4

Income before owner distributions	$2,943	$46,334	$(43,391)	(93.6)%	17.2%	231.5%

Rental Revenues

Rental revenues decreased by 14% to $17,137 in the nine months ended June 30, 2004, compared to $20,017 on a pro forma basis in the comparable prior year period. We sold the Newport Beach property in March 2003. This office building included operating leases with third parties and a lease with Hewitt Associates. As a result, other rental revenues decreased by 100% and rental revenues from Hewitt Associates also declined due to the inclusion of rental revenues from the Newport Beach property in the prior year period.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, utilities, repairs and maintenance, property taxes, and insurance) decreased by 40% to $5,887 in the nine months ended June 30, 2004 compared to $9,792 in the comparable pro forma prior year period. The decrease is a result of the disposal of the Newport Beach property in March 2003 and the Rowayton, Connecticut property in May of 2003. Expenses related to the Newport Beach and Rowayton properties are included in the pro forma results for the nine months ended June 30, 2003 when the Company still owned these properties and are not included in the results for the nine months ended June 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which includes legal and audit fees) decreased 78% to $393 for the nine months ended June 30, 2004 compared to $1,799 in the comparable pro forma prior year period. The decrease is primarily a result of decreased state taxes and taxes paid on behalf of our owners and higher legal and audit fees in the prior year, which was the Company’s first year as a reporting company under the Securities Exchange Act of 1934, offset by an increase in the provision for doubtful accounts.

Other Income (Expenses), Net

Other income (expenses), net (which includes interest expense, interest income, gains on disposals of properties and income from equity investments) decreased by 121% to $7,914 of expense in the nine months ended June 30, 2004, from $37,908 of income in the comparable pro forma prior year period. The decrease in other expenses, net is primarily a result of the gain on the sales of the Newport Beach property and the Rowayton, Connecticut property, which both occurred in 2003, which was slightly offset by the recognition of the deferred gains on the sales of the Newport Beach and Norwalk properties in 2004. Additionally, a decrease in interest expense was slightly offset by equity earnings (under the equity method) recorded in 2004 on the Company’s investment in Hewitt Associates for the first four months of 2004, with no such equity earnings recorded in the 2003 pro forma results (on the cost method) and by a decrease in interest income. Interest expense decreased as a result of lower principal balances on debt due to continued payments on outstanding debt. Interest income decreased as a result of the lower interest rates and less cash on hand for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes.

Summary of Cash Flows	Nine Months Ended June 30,
	2004	2003
Cash provided by operating activities	$4,278	$190,899
Cash provided by (used in) investing activities	1,987	(34,087)
Cash used in financing activities	(6,290)	(166,956)
Effect of exchange rates on cash	—	1,574

Net decrease in cash and cash equivalents	(25)	(8,570)
Cash and cash equivalents at beginning of period	5,937	173,736

Cash and cash equivalents at end of period	$5,912	$165,166

For the nine months ended June 30, 2004 and 2003, cash provided by operating activities was $4,278 and $190,899, respectively. The decrease in cash flows provided by operating activities between the nine months ended June 30, 2004 and 2003 is a result of the Distribution and subsequent de-consolidation of Hewitt Associates. Cash flow from rental income in the nine months ended June 30, 2004 was offset by cash payments made on accounts payable and accrued expenses.

For the nine months ended June 30, 2004 and 2003, cash provided by investing activities was $1,987 and cash used in investing activities was $34,087, respectively. The increase in cash provided by investing activities is a result of the Distribution and subsequent de-consolidation of Hewitt Associates offset by decreases in proceeds from the sales of the Newport Beach and Rowayton properties in the nine months ended June 30, 2003.

For the nine months ended June 30, 2004 and 2003, cash used in financing activities was $6,290 and $166,956, respectively. The decrease in cash used in financing activities is primarily a result of net capital distributions made in 2003 and the Distribution and subsequent de-consolidation of Hewitt Associates. Cash used in financing activities in the first quarter of 2004 related primarily to the repayment of long-term debt.

At June 30, 2004, our cash and cash equivalents were $5,912, as compared to $165,166 at June 30, 2003, a decrease of $159,254 or 96%. Cash and cash equivalents decreased due to the de-consolidation of Hewitt Associates, which resulted in a reduction of $162,885 of Hewitt Associates’ cash on July 1, 2003.

Significant ongoing commitments consist primarily of leases and debt.

The Company has entered into real estate operating leases with Hewitt Associates and its subsidiaries which, at inception, were on terms comparable to those that would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by FORE Holdings’ owners and third-party debt. The properties and debt are reflected on the Company’s balance sheets and the debt is not an obligation of, nor guaranteed by, Hewitt Associates.

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, which totaled $207,553 as of June 30, 2004, and bear interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners which would result in a default. At June 30, 2004, we were in compliance with our debt agreement covenants.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	Our ability to successfully manage our significant capital investments or working capital.

•	The cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in our core markets could have a material adverse effect on our results.

•	Changes in interest rates and the availability of financing.

•	Competition from other properties in our core markets.

•	The bankruptcy, insolvency or credit deterioration of our tenant.

•	The need to periodically renovate, repair and re-lease space and the costs thereof.

•	Increases in maintenance, insurance and operating costs.

•	Civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

•	Changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets could result in increased premium costs and/ or higher self retention of risks.

•	Changes in market rental rates and our ability to rent space on favorable terms could adversely impact our results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk primarily from changes in interest rates. At June 30, 2004, we were not a party to any hedging transaction or derivative financial instrument.

We are exposed to interest rate market risk primarily related to our long-term debt and our cash and cash equivalents. At June 30, 2004, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At June 30, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of approximately $7,623. At June 30, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of approximately $7,275.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate market risk as investments mature and are reinvested at current interest rates.

Item 4. Controls and Procedures

Our Chairman and chief financial officer has concluded, based on his evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits.

3.1	Amendment to Articles of Organization.
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

b.	Reports on Form 8-K. None.

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORE HOLDINGS LLC
(Registrant)

Date: August 5, 2004	By:	/s/ David L. Hunt
David L. Hunt
Chairman