Form 10-K
period 2004-09-30
FORE HOLDINGS LLC
filed 2004-12-08
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

FORE HOLDINGS LLC

FORM 10-K

For The Fiscal Year Ended

September 30, 2004

PART I

Item 1.	Business

Overview

On April 29, 2004, Hewitt Holdings LLC changed its name to FORE Holdings LLC (“FORE Holdings” or the “Company”). FORE Holdings LLC is an Illinois limited liability company. We use the term “Hewitt Associates” to refer to Hewitt Associates, Inc. and its subsidiaries and, with respect to the period prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002, the businesses of Hewitt Associates LLC and its subsidiaries and its then affiliated companies, Hewitt Financial Services LLC and Sageo LLC (“Hewitt Associates LLC and Affiliates”).

We use the term “owner” to refer to the individuals who are current or retired members of FORE Holdings. These individuals (with the exception of our retired owners) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

The Company was founded in 1940 and operated as a general partnership until 1994 when it converted to a limited liability company structure. On October 1, 1994, Hewitt Associates LLC was formed as a wholly-owned subsidiary, and the operating business was assigned to Hewitt Associates LLC. Substantially all of the real estate assets and related mortgage debt was retained at FORE Holdings.

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure. Hewitt Associates, Inc. was formed as a subsidiary of FORE Holdings and on May 31, 2002, FORE Holdings transferred all of its ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc. in exchange for 70,819,520 shares of Class B common stock of Hewitt Associates, Inc. Each owner retained an interest in FORE Holdings following the transition and, through FORE Holdings, had an indirect interest in the shares of Class B common stock of Hewitt Associates, Inc. held by FORE Holdings. On June 27, 2002, Hewitt Associates, Inc. completed an initial public offering of shares of its Class A common stock. The shares of Class B common stock held by FORE Holdings approximated 72% of the outstanding common stock of Hewitt Associates, Inc. on that date.

On July 1, 2003, the Company distributed 67,783,937 shares of Class B common stock of Hewitt Associates then held by the Company, to its owners (the “Distribution”). The distributed shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when held by FORE Holdings. The Distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, and accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting (See Note 5 to the consolidated financial statements).

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

On January 28, 2004, the Company and Hewitt Associates’ Board of Directors authorized sales by holders of Class B and Class C common stock of up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the

Securities Act of 1933. Since the plan was approved, through September 30, 2004, 1,857,325 shares of stock have been converted from Class B and Class C common stock to Class A common stock and sold under Rule 144. Waiver of the transfer restrictions contained in the stockholders’ agreement among our owners no longer requires the approval of the Hewitt Associates Board of Directors.

On August 27, 2004, Hewitt Associates filed an Amended Registration Statement on Form S-3/A with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the former owners and the former partners of Bacon & Woodrow, a company acquired by Hewitt Associates in June of 2002. The registration statement became effective on August 31, 2004. Through September 30, 2004, there were no sales of Hewitt stock pursuant to this registration statement.

In October 2004, the Company advised Hewitt Associates that it will release the transfer restrictions on 2 percent of the original number of aggregate Class B and Class C shares each month from October through December 2004 (approximately 1.6 million shares per month). The Company is unable to estimate how many of the related shares will be sold. The Company stated that liquidity opportunities after December 2004 could include a continuation of the release of transfer restrictions at the same or a different rate, a managed secondary offering, negotiated sales to institutions or a combination of these scenarios. As previously disclosed, sales restrictions on remaining Class B and Class C shares are expected to lapse on June 27, 2005.

Today, FORE Holdings is a holding company whose only business is to own, finance, lease and sell real estate assets which are primarily used by Hewitt Associates in operating its business. FORE Holdings owns real estate assets through its subsidiaries. The subsidiaries of FORE Holdings are the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. The investments in these properties were historically funded through capital contributions of FORE Holdings’ owners and third-party debt (see Item 2, Properties, for additional information).

During fiscal years ended September 30, 2003 and 2002, prior to the Distribution, Hewitt Associates’ revenues represented the majority of FORE Holdings’ total revenues. For additional information on Hewitt Associates, Inc., see below. We also refer you to Hewitt Associates, Inc.’s Fiscal Year 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2004.

Hewitt Associates, Inc.

Hewitt Associates, Inc. is a leading global provider of human resources outsourcing and consulting services. Prior to the Distribution, FORE Holdings consolidated the results of Hewitt Associates in its financial statements. As a result, the Company’s statements of operations and of cash flows for 2002 and the first nine months of 2003 include the consolidated results of Hewitt Associates. For the remaining three months of 2003, the Company’s proportionate ownership and share of Hewitt Associates earnings have been reflected in the statements of operations and cash flows applying the equity method of accounting.

On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As of September 30, 2004, the Company owned approximately 2% of Hewitt Associates, Inc.

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

Hewitt Associates serves a diverse client base and does not experience significant industry concentration among its clients. Also, no client represented more than 10% of Hewitt Associates’ revenues in fiscal 2003 or 2002.

Business Segments

Hewitt Associates’ two principal business segments are outsourcing and consulting:

•	Outsourcing—Hewitt Associates’ applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resources programs. Hewitt Associates’ benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

Of Hewitt Associates’ $1.5 billion of net revenues for the first nine months of 2003, 62% were generated in its outsourcing business and 38% were generated in its consulting business. (Subsequent to the Distribution on July 1, 2003, FORE Holdings has one business segment consisting of its real estate operations.)

Outsourcing

The largest part of Hewitt Associates’ Outsourcing segment consists of benefits administration outsourcing services, which include three principal categories of employee benefit programs: health and welfare; defined contribution; and defined benefit. Hewitt Associates’ health and welfare outsourcing services are a natural extension of its health management consulting capabilities and offer a cost-effective and efficient solution to administering complex health and welfare benefit programs, managing both the rising cost of providing health insurance and employees’ demands for increased choice of health and welfare benefit options. Hewitt Associates’ defined contribution outsourcing manages significant volumes of participant, payroll and investment fund data and transactions and daily transaction data transmissions between companies and their defined contribution plan trustees and asset managers, as well as providing daily posting of investment results to employees’ individual defined contribution accounts. Hewitt Associates’ defined benefit outsourcing services are a natural extension of its retirement and financial management consulting services and offer a streamlined and automated processing of client employees’ retirement benefits. Through its payroll business, Hewitt Associates provides installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management solution enables its clients to outsource a wide range of human resources administrative functions, including workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management while streamlining their human resources administration and processes in order to enhance effectiveness and reduce costs.

Consulting

Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes. Hewitt Associates’ health management consultants help clients design comprehensive health and welfare strategies, assist clients in the selection of health plans that balance cost and value and improve employee satisfaction, as well as help clients determine which funding approaches and employee contribution strategies will best meet their objectives. Hewitt Associates’ retirement and financial management business assists clients in three primary activities: (i) developing overall retirement program designs that are aligned with the needs of companies and their employees; (ii) providing the actuarial analysis in support of clients’ plan funding and expensing obligations; and (iii) consulting on asset allocation, investment policies and investment manager evaluation. Hewitt Associates’ talent and organization consulting business is focused on four primary objectives: (i) devising strategies for attracting, developing, motivating, rewarding and retaining the leadership and other talents its clients need to succeed; (ii) providing solutions to the people-related issues arising from organizational change (such as mergers and acquisitions); (iii) helping create and implement customized reward and performance management programs, including annual incentives, stock options and other performance-based plans; and (iv) reducing costs and enhancing its clients’ productivity through more effective human resource functions and processes. For more information on

Hewitt Associates’ outsourcing and consulting businesses, we refer you to Hewitt Associates, Inc.’s Fiscal Year 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on November 18, 2004.

Competition

The leasing of real estate can be highly competitive. We compete for tenants with lessors and developers of similar properties located in our respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of our buildings. The real estate markets we compete in include suburban Chicago, Illinois, suburban Houston, Texas, and Orlando, Florida.

Hewitt Associates operates in a highly competitive and rapidly changing global market and competes with a variety of organizations. In addition, a client may choose to use its own resources rather than engage an outside firm for human resources solutions.

Outsourcing. The principal competitors in Hewitt Associates’ benefits outsourcing business are outsourcing divisions of large financial institutions, such as CitiStreet (a partnership between subsidiaries of State Street and Citigroup), Fidelity Investments, Mellon Financial (through its subsidiary, Mellon HR Solutions), Merrill Lynch, Putnam Investments, T. Rowe Price and the Vanguard Group, and other firms that provide benefits outsourcing services such as Towers Perrin. Some of Hewitt Associates’ payroll competitors include Automatic Data Processing, Ceridian and Paychex while its principal workforce management competitors include some of its benefits outsourcing competitors and companies such as Accenture, Affiliated Computer Services, Electronic Data Systems and IBM.

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

Employees

FORE Holdings has no employees. From May 31, 2002, through September 30, 2007, Hewitt Associates LLC will provide certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested from time to time. FORE Holdings will pay Hewitt Associates an annual fee of $50,000 for basic services. Hewitt Associates charges for additional services on a time and materials basis. Through September 30, 2004, fees for all services Hewitt Associates has provided under the services agreement, totaling $116,568 in 2004, $425,208 in 2003 and $16,667 in 2002, have been paid by FORE Holdings. We also refer you to Item 11 Executive Compensation, for additional information on Executive services and related remuneration.

Website Access to Company Reports and Other Information

We make available free of charge through Hewitt Associates’ website, www.hewitt.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Hewitt Associates’ internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.	Properties

Our principal executive offices are located in Lincolnshire, Illinois and our mailing address is 100 Half Day Road, Lincolnshire, Illinois 60069.

FORE Holdings owns the following office real estate assets and leases the office space to Hewitt Associates. Each lease was entered into on terms comparable to those which would have been obtained in an arm’s length transaction.

FORE Holdings Property Entity	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage
Hewitt Properties I Lincolnshire, Illinois	November 25, 1998	November 24, 2018	$560	Option to renew for two consecutive 5-year terms	489,000

Hewitt Properties II Lincolnshire, Illinois	December 30, 1999	December 29, 2019	$342	Option to renew for two consecutive 5-year terms Option to purchase building	330,000

Hewitt Properties III Lincolnshire, Illinois	May 22, 1999	May 22, 2014	$357	Option to renew for two consecutive 5-year terms Option to purchase building	326,000

Hewitt Properties IV Orlando, Florida	March 22, 2000	March 21, 2020	$235	Option to renew for two consecutive 5-year terms Option to purchase building	310,000

Hewitt Properties IV The Woodlands, Texas	March 22, 2000	March 21, 2020	$431	Option to renew for two consecutive 5-year terms	414,000

				Option to purchase building

There are three related party operating leases between Overlook Associates and Hewitt Associates covering a portion of the complex that constitutes Hewitt Associates’ global headquarters in Lincolnshire, Illinois. Overlook Associates is a majority-owned, but not a controlled investment of, FORE Holdings LLC. As of September 30, 2004, the minimum aggregate lease payments on these leases totaled $115 million. The material terms of each lease are set forth below:

Property	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage
One Overlook Point	June 1, 1989	May 1, 2009	$341	5 year option to extend term	212,000

Two Overlook Point	February 28, 1997	February 28, 2017	$265	Options to purchase between years 7 and 10	321,000

Three Overlook Point	December 1, 1989	February 28, 2017	$302	N/A	290,000

Total lease payments from Hewitt Associates to FORE Holdings and Overlook Associates were $34 million in 2004, $34 million in 2003 and $40 million in 2002. The decrease in total lease payments between 2003 and 2002 is the result of the sale of two of FORE Holdings real estate assets in 2003. Intercompany capital lease obligations and intercompany rent expense and income have been eliminated in consolidation through July 1, 2003, the date of the Distribution and de-consolidation of Hewitt Associates’ consolidated results. As of July 1, 2003, the Company’s remaining real estate assets and the related debt and interest and depreciation expense are reflected on the consolidated balance sheet and statement of operations. We refer you to Note 14, Related Party Transactions, in the notes to the consolidated financial statements for information on these arrangements.

Item 3.	Legal Proceedings

We are not engaged in any legal proceeding that we expect to have a material adverse effect on our business, financial condition or results of operations. In the ordinary course of our business, we are routinely audited and subject to inquiries by government and regulatory agencies.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for limited liability company interests in FORE Holdings (“LLC Interests”). (See Item 12 for additional information on LLC Interests). The Company does not have any other class of equity securities.

Transfers of LLC Interests are expressly prohibited without the written consent of FORE Holdings’ Executive Committee. The restriction on transfers prohibits the assignment, sale, pledge, or other encumbrance or disposition of the LLC Interests or any interest therein. There are no outstanding options or warrants to purchase, or securities convertible into equity of the Company.

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

As of October 31, 2004, there were 456 record holders of LLC Interests.

On October 22, 2003, February 25, 2004 and June 17, 2004, the Company distributed 163,205 shares, 20,040 shares and 2,000 shares, respectively, of Class B common stock of Hewitt Associates to certain of its owners who continued to hold their shares of Class B common stock through the Company following the Distribution.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, notes thereto and other financial information included elsewhere herein.

	2004	2003 (2)	2002 (3)	2001 (4)	2000 (4)
	(amounts in millions, except per share data)
Fiscal Year ended September 30:
Total revenues	$23	$1,501	$1,754	$1,506	$1,306
Income before taxes and owner distributions (1)	4	171	222	170	169
Income after taxes and minority interest and before owner distributions (1)		107	186

As of September 30:
Total assets	$253	$261	$1,664	$1,187	$1,032
Long-term obligations	196	206	426	395	427
Working capital	(3)	(4)	235	77	121

(1)	Prior to Hewitt Associates’ transition to a corporate structure, Hewitt Associates operated as a limited liability company. In such form, our owners were compensated through distributions of Hewitt Associates’ income and Hewitt Associates did not incur firm-level income tax. Accordingly, results prior to May 31, 2002 do not include (i) compensation for services rendered by our owners or (ii) firm-level income tax expense. As a result, income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation and related expenses and became subject to corporate income taxes. Additionally, on June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and their results are included in Hewitt Associates results from the acquisition date of June 5, 2002.

(2)	On July 1, 2003, FORE Holdings distributed the shares of Hewitt Associates’ Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounted for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003.

(3)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and their consolidated results are included in our results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

(4)	Includes the results of Sageo. In the quarter ended September 30, 2001, the decision was made to transition Sageo clients from Sageo’s website to the Total Benefits Administration™ web interface and the Sageo employees who were directly involved in supporting clients were transferred to Hewitt Associates. Stand-alone company expenses were eliminated and Sageo website development spending ceased. At that time, since Hewitt Associates had decided to discontinue the use of the Sageo website, Hewitt Associates wrote off its remaining investment in the Sageo software (resulting in a $26 million non-recurring charge), and terminated or redeployed the Sageo employees who were necessary only when Sageo was a stand-alone operation with a significant independent technology development effort.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use the term “owner” to refer to the individuals who are current or retired members of FORE Holdings. These individuals (with the exception of our retired owners) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2004” or “fiscal 2004” means the twelve-month period that ended September 30, 2004. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

On July 1, 2003, FORE Holdings distributed to its owners the shares of Hewitt Associates’ Class B common stock it held on the owners’ behalf (the “Distribution”), with the exception of certain owners resident outside the United States who will continue to hold their shares through FORE Holdings. Following the Distribution, FORE Holdings’ ownership in Hewitt Associates decreased to approximately 2%. As such, FORE Holdings applied the equity method of accounting for its investment in Hewitt Associates through January 28, 2004, so that only FORE Holdings’ share of Hewitt Associates’ earnings was recognized within FORE Holdings’ other income. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting.

Beginning on July 1, 2003, FORE Holdings’ only business is owning, financing and leasing real estate assets which are primarily used by Hewitt Associates in operating its business. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, FORE Holdings’ consolidated balance sheets as of September 30, 2004 and 2003 do not reflect the consolidated assets, liabilities and equity of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for fiscal 2002 and the first nine months of fiscal 2003 include the fully consolidated results of Hewitt Associates.

Prior to the Distribution, Hewitt Associates was the principal operating business of the Company. As such, during the nine months ended June 30, 2003 and fiscal 2002, FORE Holdings’ total revenues consisted primarily of Hewitt Associates’ Human Resources (HR) Services revenues and third party rental income. For these periods, intercompany rental revenues from Hewitt Associates were eliminated in the consolidation of Hewitt Associates. Subsequent to the Distribution, FORE Holdings’ revenues consist entirely of rental revenues from Hewitt Associates.

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

Consolidated Financial Highlights

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the years ended September 30, 2004, 2003 and 2002 are not comparable. The results for fiscal 2004 and the last quarter of fiscal 2003 do not include the consolidated operating results of Hewitt Associates. However, for periods prior to July 1, 2003, the Company’s results do include the fully consolidated results of Hewitt Associates. For a meaningful comparison, later in this section, we compare the historical results for the year ended September 30, 2004 with the pro forma results for the years ended September 30, 2003 and 2002, as if the Distribution and application of the cost method had occurred at the beginning of fiscal 2002. We also refer you to Note 3 in the consolidated financial statements for more information on the pro forma results from operations. In our opinion, the pro forma results for the years ended September 30, 2003 and 2002 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results that would have occurred or reflective of results for any future periods.

Rental revenues decreased by 11% in 2004 over the prior year, on a comparable, pro forma basis. The Company sold a property in Newport Beach, California in March 2003, which generated rental revenues from third parties and Hewitt Associates in fiscal 2003, prior to the sale.

Operating income increased by 14% in 2004 over the prior year on a comparable, pro forma basis. This increase is primarily related to the sale of the Newport Beach, California and Rowayton, Connecticut properties, which had higher operating expenses relative to revenues due to office space vacancies in the Rowayton property prior to its sale.

Critical Accounting Policies and Estimates

Revenues

We lease our real estate properties pursuant to operating leases. We record rental income for the full term of each lease on a straight-line basis, even if there are periods for which no rent is due or where minimum rental payments increase during the term of the lease. As such, the Company records a receivable from lessees for the difference between the straight-line rent and the rent that is contractually due from the lessees.

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

	Year ended September 30,
Dollar amounts in thousands			Increase/(Decrease)		% of Net Revenues
	2004	2003 (1)	Amount	%	2002 (2)	2004	2003	2002
Revenues:
HR services revenues before reimbursements	$—	$1,453,262	$(1,453,262)	(100.0)%	$1,716,197	—%	99.5%	99.8%
Rental revenues from Hewitt Associates	22,849	5,711	17,138	300.1	—	100.0	0.4	—
Other rental revenues	—	1,681	(1,681)	(100.0)	3,477	—	0.1	0.2

Total revenues before reimbursements (net revenues)	22,849	1,460,654	(1,437,805)	(98.4)	1,719,674	100.0	100.0	100.0
Reimbursements	—	40,395	(40,395)	(100.0)	33,882	—	2.8	2.0

Total revenues	22,849	1,501,049	(1,478,200)	(98.5)	1,753,556	100.0	102.8	102.0

Operating expenses:
Compensation and related expenses, restricted stock award compensation (3)	—	939,337	(939,337)	(100.0)	1,017,252	—	64.3	59.2
Restricted stock award compensation (4)	—	35,193	(35,193)	(100.0)	27,525	—	2.4	1.6
Reimbursable expenses	—	40,395	(40,395)	(100.0)	33,882	—	2.8	2.0
Other operating expenses	7,731	277,966	(270,235)	(97.2)	342,764	33.8	19.0	19.9
Selling, general and administrative expenses	496	72,514	(72,018)	(99.3)	75,752	2.2	5.0	4.4
Gain on the sales of property	(1,119)	(60,377)	59,258	(98.1)	(303)	(4.9)	(4.1)	—

Total operating expenses	7,108	1,305,028	(1,297,920)	(99.5)	1,496,872	31.1	89.4	87.1

Operating income	15,741	196,021	(180,280)	(92.0)	256,684	68.9	13.4	14.9
Other expenses, net	(12,063)	(25,463)	13,400	(52.6)	(35,148)	(52.8)	(1.7)	(2.0)

Income before owner distributions	$3,678		3,678	100.0		16.1%

Income before taxes, minority interest, and owner distributions (5)		170,558	(170,558)	(100.0)	221,536		11.7	12.9
Provision for income taxes		44,811	(44,811)	(100.0)	33,053		3.1	1.9

Income after taxes and before minority interest, and owner distributions		125,747	(125,747)	(100.0)	188,483		8.6	11.0
Minority interest		18,351	(18,351)	(100.0)	2,450		1.2	0.2

Income after taxes and minority interest and before owner distributions (5)		$107,396	$(107,396)	(100.0)%	$186,033		7.4%	10.8%

(1)

On July 1, 2003, FORE Holdings distributed the shares of Hewitt Associates, Inc. Class B common stock it previously held to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The Distribution reduced FORE Holdings’ ownership interest in Hewitt Associates to approximately 2%. As such, the Company no longer consolidates the results of Hewitt Associates. The Company accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004, when the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As a result, the Company’s consolidated statements of operations for 2004 and the last quarter of 2003, do not include the consolidated results from operations for Hewitt Associates. Prior periods, however, do include the fully consolidated results of Hewitt Associates.

(2)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow and their consolidated results are included in our results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

(3)	Compensation and related expenses did not include compensation related to our owners prior to Hewitt Associates’ transition to a corporate structure on May 31, 2002, as these individuals received distributions of limited liability company income rather than compensation prior to this date.

(4)	Compensation expense of $35 million and $28 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of Hewitt Associates’ initial public offering restricted stock awards.

(5)	Income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions. Due to Hewitt Associates’ limited liability company form prior to May 31, 2002, (i) compensation and related expenses did not include compensation expense related to our owners since these individuals received distributions of income rather than compensation, and (ii) Hewitt Associates incurred no income tax.

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the results of operations for the years ended September 30, 2004, 2003 and 2002 are not comparable. The results for the year ended September 30, 2004 do not include the consolidated operating results of Hewitt Associates, however, the results for the year ended September 30, 2003 include nine months of the consolidated operating results of Hewitt Associates and the results for the year ended September 30, 2002 include the consolidated operating results for the entire year. For a meaningful comparison, the following table presents the historical results of FORE Holdings for the year ended September 30, 2004 compared with the unaudited pro forma results for the years ended September 30, 2003 and 2002, as if the Distribution and application of the cost method had occurred at the beginning of fiscal 2002. We also refer you to Note 3 to the consolidated financial statements for additional information. The information for each of years ended September 30, 2004, 2003 and 2002 is derived from audited consolidated financial statements. In our opinion, information for the year ended September 30, 2004 and the unaudited pro forma results for the years ended September 30, 2003 and 2002 contain all adjustments, consisting only of normal recurring adjustments necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Dollar amounts in thousands	Year ended September 30,
	2004	Pro Forma	Increase/(Decrease)		Pro Forma	% of Net Revenues
		2003	Amount	%	2002	2004	2003	2002
Revenues:
Rental revenues from Hewitt Associates	$22,849	$24,006	$(1,157)	(4.8)%	$30,130	100.0%	93.5%	89.5%
Other rental revenues	—	1,681	(1,681)	(100.0)	3,477	—	6.5	10.5

Total rental revenues	22,849	25,687	(2,838)	(11.0)	33,607	100.0	100.0	100.0

Operating expenses:
Other operating expenses	7,731	11,904	(4,173)	(35.1)	14,716	33.8	46.4	43.8
Selling, general and administrative expenses	496	1,007	(511)	(50.7)	182	2.2	3.9	0.5
Gain on the sales of property	(1,119)	(50,519)	49,400	(97.8)	(10,899)	(4.9)	(196.7)	(32.4)

Total operating expenses	7,108	(37,608)	(44,716)	(118.9)	3,999	31.1	(146.4)	11.9

Operating income	15,741	63,295	(47,554)	(75.1)	29,608	68.9	246.4	88.1
Other expenses, net	(12,063)	(14,184)	2,121	(15.0)	(18,826)	(52.8)	(55.2)	(56.0)

Income before owner distributions	$3,678	$49,111	$(45,433)	(92.5)%	$10,782	16.1%	191.2%	32.1%

Fiscal Years Ended September 30, 2004, 2003 and 2002

Rental Revenues

Total revenues were $22,849 in 2004, and $25,687 and $33,607 on a pro forma basis in 2003 and 2002, respectively. On a pro forma basis, revenues decreased by 11% in 2004 and by 24% in 2003. We sold a property in Newport Beach, California in March 2003. This office building included operating leases with third parties and a lease with Hewitt Associates. As a result, other rental revenues from third parties decreased 100% and rental revenues from Hewitt Associates also declined. The decrease in pro forma revenues in 2003 over 2002 is primarily the result of the mid-year sale of the Newport Beach Property in March 2003 as well as the sale of a property in Norwalk, Connecticut in April 2002. Both properties contributed more rental revenues in 2002 than in 2003, prior to their respective sales.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, utilities, repairs and maintenance, property taxes, and insurance) were $7,731 in 2004, and $11,904 and $14,716 on a pro forma basis in 2003 and 2002, respectively. On a pro forma basis, other operating expenses decreased by 35% in 2004 and by 19% in 2003. The decrease in 2004 is primarily a result of the disposal of the Newport Beach property in March 2003 and the Rowayton, Connecticut property in May 2003. Expenses related to the Newport Beach and Rowayton properties are included in the pro forma results for 2003 when the Company still owned these properties. The decrease in 2003 is primarily a result of the disposal of the Newport Beach property in March 2003 and the Norwalk property in April 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which includes legal and audit fees and other general expenses) were $496 in 2004, and $1,007 and $182 on a pro forma basis in 2003 and 2002, respectively. These expenses decreased by 51% in 2004 and increased by 453% in 2003. The decrease in 2004 is primarily a result of decreased state taxes and taxes paid on behalf of our owners, higher legal and audit fees in the prior year when the Company first began reporting under the Securities Exchange Act of 1934, offset by an increase in the provision for doubtful accounts. The increase in 2003 is primarily a result of higher legal and audit fees in 2003, related to the Company’s first year of reporting under the Securities Exchange Act of 1934, increased taxes paid on behalf of our owners, offset by a decrease in the provision for doubtful accounts in 2003.

Gain on the sales of property

Gain on the sales of property (which includes gains on the sales of land and buildings) totaled $1,119 in 2004, and $50,519 and $10,899 on a pro forma basis in 2003 and 2002, respectively. The decrease in 2004 from the pro forma 2003 results was primarily due to the recognition of the gains on the sales of the Newport Beach and Rowayton properties, in 2003. This decrease was partially offset by the recognition of the remaining deferred gains from the sales of the Newport Beach and Norwalk properties resulting from the change to the cost method of accounting for our investment in Hewitt Associates in 2004. The increase in the 2003 pro forma gain on the sales of property from 2002 is a result of the recognition of the gains on the sales of the Newport Beach and Rowayton properties in 2003, offset by the recognition of the gain on the sale of the Norwalk property in 2002.

Other Expenses, Net

Other expenses, net (which primarily includes interest expense, interest income and income from equity investments) totaled $12,063 in 2004 and $14,184 and $18,826 on a pro forma basis in 2003 and 2002, respectively. In 2004, the decrease is primarily the result of equity earnings from the Company’s investment in Hewitt Associates for the first four months of 2004 when the Company applied the equity method. On a pro forma basis, the Company’s accounting for the Hewitt Associates’ Investment is on the cost method for all pro forma periods and therefore, there are no equity earnings from Hewitt Associates recorded in pro forma 2003 other expenses, net. Additionally, interest expense decreased in 2004 as a result of the buildings sold in 2003 and was partially offset by decreased interest income resulting from less cash on hand and lower interest rates throughout 2004 as compared to 2003. The decrease in pro forma other expenses, net in 2003 is primarily a result of a decrease in interest expense related to the buildings sold in 2003 and 2002, and a decrease in interest income as a result of lower interest rates in 2003 compared to 2002.

Quarterly Results

The following tables set forth the unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Due to significant events and transactions affecting comparability between periods, please see additional footnotes below. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in thousands.

	Fiscal 2004				Fiscal 2003
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr(1)
Revenues:
HR services revenues before reimbursements	$—	$—	$—	$—	$480,319	$478,056	$494,886	$1
Rental revenues from Hewitt Associates	5,709	5,715	5,712	5,713	—	—	—	5,711
Other rental revenues	—	—	—	—	1,130	540	—	11

Total revenues before reimbursements (net revenues)	5,709	5,715	5,712	5,713	481,449	478,596	494,886	5,723
Reimbursements	—	—	—	—	13,606	13,928	12,862	(1)

Total revenues	5,709	5,715	5,712	5,713	495,055	492,524	507,748	5,722

Operating expenses:
Compensation and related expenses, restricted stock award compensation	—	—	—	—	311,423	309,100	318,806	8
Restricted stock awards compensation	—	—	—	—	24,885	4,659	5,649	—
Reimbursable expenses	—	—	—	—	13,606	13,928	12,862	(1)
Other operating expenses	1,941	1,981	1,975	1,834	91,848	90,955	93,050	2,113
Selling, general and administrative expenses	354	(60)	90	112	20,751	26,646	25,909	(792)
Gain on the sales of property	(377)	(742)	—	—	(179)	(17,285)	(10,695)	(32,218)

Total operating expenses	1,918	1,179	2,065	1,946	462,334	428,003	445,581	(30,890)

Operating income	3,791	4,536	3,647	3,767	32,721	64,521	62,167	36,612
Other expenses, net	(2,317)	(3,603)	(3,112)	(3,031)	(7,625)	(8,499)	(7,460)	(1,879)

Income before owner distributions	$1,474	$933	$535	$736

Income before taxes, minority interest and owner distributions					25,096	56,022	54,707	34,733
Provision for income taxes					10,337	16,254	18,219	1

Income after taxes and before minority interest and owner distributions					14,759	39,768	36,488	34,732
Minority interest					4,185	6,667	7,499	—

Income after taxes and minority interest and before owner distributions					$10,574	$33,101	$28,989	$34,732

(1)

On July 1, 2003, FORE Holdings distributed the shares of Hewitt Associates, Inc. Class B common stock it previously held to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The distribution reduced FORE Holdings’ ownership interest in Hewitt Associates to approximately 2%. Accordingly, the Company no longer consolidates the results of Hewitt Associates. The Company accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004, when the shareholders of Hewitt Associates elected a majority of independent directors to its Board, upon which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As a result, the Company’s consolidated statements of operations for 2004 and the fourth quarter of 2003 do not include the consolidated results of operations for Hewitt Associates; however, results for the nine months ending June 30, 2003 do include the consolidated results of Hewitt Associates.

Seasonality and Inflation

Due to the Company recognizing rental revenues on a straight-line basis and relatively fixed operating expense, there is limited seasonality in the 2004 results. During 2003 and 2002, Hewitt Associates’ HR Services revenue and income varied over the fiscal year. Within the Outsourcing segment, Hewitt Associates generally experiences a seasonal increase in its fourth and first fiscal quarter revenues because its clients’ benefit enrollment processes typically occur during the fall. In contrast, within the Consulting segment, Hewitt Associates typically experiences a seasonal peak in the third and fourth fiscal quarters which reflects its clients’ business needs for these services. We believe inflation has had little effect on our results of operations during the past three years.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with internally generated funds, credit facilities, credit tenant notes and term notes. Hewitt Associates’ transition to a corporate structure in May 2002, and its initial public offering in June 2002, provided access to new forms of debt and equity financing to fund new investments and acquisitions as well as to meet ongoing and future capital resource needs. Subsequent to the Distribution and subsequent de-consolidation of Hewitt Associates, FORE Holdings has met working capital requirements with internally generated funds and funds from sales of real estate. The table below summarizes the historical cash flows of FORE Holdings (and Hewitt Associates through July 1, 2003) for the periods presented:

Summary of Cash Flows	Year Ended September 30,
(in thousands)	2004 (1)	2003 (2)	2002
Cash provided by operating activities	$6,543	$195,415	$367,022
Cash provided by (used in) investing activities	1,987	(63,335)	(93,802)
Cash used in financing activities	(8,483)	(243,763)	(228,632)
Effect of exchange rates on cash	—	1,574	2,065

Net increase (decrease) in cash and cash equivalents	47	(110,109)	46,653
Cash and cash equivalents at beginning of period	5,937	116,046	69,393

Cash and cash equivalents at end of period	$5,984	$5,937	$116,046

(1)	Does not include any Hewitt Associates operations.

(2)	Includes only 9 months of Hewitt Associates operations.

For the years ended September 30, 2004, 2003 and 2002, cash provided by operating activities was $6,543, $195,415 and $367,022, respectively. The decreases in cash flows provided by operating activities in 2004 and 2003 were primarily due to the July 1, 2003 Distribution and de-consolidation of Hewitt Associates. After deconsolidating Hewitt’s Associates from the Company’s results in late 2003, the Company did not generate the same level of earnings nor cash flows from operations in 2004 as when Hewitt Associates was fully consolidated. In 2003, the decrease in cash provided from operating activities was primarily due to the shorter period that Hewitt Associates was consolidated within the Company’s results (nine months of 2003 as compared to the entire 2002 fiscal year) as well as the inclusion of compensation and related expenses related to FORE Holdings owners and corporate income taxes, both stemming from Hewitt Associates’ transition to a corporate structure on May 31, 2002, for nine months of 2003 as compared to four months of such expenses in 2002. Prior to May 31, 2002, the distributions to FORE

Holdings’ owners were paid out of cash flows from financing activities as capital distributions, and Hewitt Associates did not pay corporate income taxes when it operated as a limited liability company.

For the years ended September 30, 2004, 2003 and 2002, cash provided by investing activities was $1,987 and cash used in investing activities was 63,335 and 93,802, respectively. The increase in cash provided by investing activities was primarily due to the Distribution and subsequent de-consolidation of Hewitt Associates. Prior to the de-consolidation, there was a significant level of spending by Hewitt Associates on property and equipment and short-term investments in 2003 and 2002. After de-consolidating Hewitt Associates from the Company’s results in late 2003, the Company did not acquire new property or investments in 2004. In 2003, the decrease in cash used in investing activities was primarily due to the shorter period that Hewitt Associates was consolidated within the Company’s results (nine months of 2003 as compared to the entire 2002 fiscal year) resulting in lower spending on property and equipment and short-term investments by Hewitt Associates in 2003 than 2002. The decrease in cash used in investing activities in 2003 was also due to an increase in proceeds from the sale of properties in 2003 over 2002, offset by an increase in cash paid for acquisitions in 2003 over 2002 (see Note 6 to the consolidated financial statements).

For the year ended September 30, 2004, 2003 and 2002, cash used in financing activities was $8,483, $243,763 and $228,632, respectively. The decrease in cash used in financing was primarily a result of the Distribution and subsequent de-consolidation of Hewitt Associates. In 2004, cash used in financing activities was primarily related to the repayment of long-term debt. In prior years when Hewitt Associates was fully consolidated in the Company’s results, cash used in financing activities was largely due to capital distributions to owners prior to and resulting from Hewitt Associates’ transition to a corporate structure. Additionally, the Distribution and subsequent de-consolidation of Hewitt Associates resulted in a distribution of $73 million in 2003, while the receipt of approximately $227 million in proceeds from the Hewitt Associates initial public offering helped offset cash used in financing activities in 2002. In 2004 and 2003, repayments of long-term debt declined due to sales of properties in 2003 and 2002. Also, in 2003 and 2002, repayments of short-term debt exceeded borrowings primarily due to the use of proceeds generated from the sale of properties.

Cash and cash equivalents were $5,984, $5,937, and $116,046 at September 30, 2004, 2003, and 2002, respectively. Cash and cash equivalents increased by $47 or 1% in 2004 and decreased by $110,109 million or 95% in 2003 and increased by $46,653 or 67% in 2002. Cash and cash equivalents decreased as of September 30, 2003, primarily due to the de-consolidation of Hewitt Associates’s results of operations and cash and cash equivalents and the distribution of $73 million. Cash and cash equivalents increased in 2002 primarily due to the receipt of proceeds from Hewitt Associates’ initial public offering, partially offset by the payment of owner distributions before incorporation and the reduction of debt after the offering.

Commitments

Significant ongoing commitments consist of debt. The following table shows the minimum future debt required under existing debt agreements as of September 30, 2004.

Contractual Obligations

	Payments Due in Fiscal Year
	Total	2005	2006-2007	2008 2009	Thereafter
Debt:
Principal	$205,314	$9,348	$20,717	$23,738	$151,511
Interest	115,738	13,747	25,471	22,450	54,070

	$321,052	$23,095	$46,188	$46,188	$205,581

We have related party operating leases with Hewitt Associates. The future minimum aggregate lease receipts on these leases totaled $438 million as of September 30, 2004. The following are real estate leases outstanding as of September 30, 2004:

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

Total lease receipts from Hewitt Associates were $34 million in 2004, $34 million in 2003 and $40 million in 2002. The leases were entered into on terms comparable to those which would have been obtained in an arm’s length transaction. Substantially all of the activities of FORE Holdings’ property entities involve assets that are leased to Hewitt Associates. We refer you to Note 14 of our consolidated financial statements for more information regarding these leases.

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, totaling $205,314 as of September 30, 2004, bearing interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners which would result in a default. At September 30, 2004, we were in compliance with the terms of our debt agreements.

We believe the cash on hand, together with funds from operations and other current assets will satisfy our expected working capital, contractual obligations, capital expenditures, and investment requirements for at least the next 12 months.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 and FIN No. 46 as revised, did not have a material impact on the Company’s consolidated financial statements.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	A prolonged economic downturn could have a material adverse effect on our results.

•	Our ability to successfully manage our significant capital investments.

•	The cyclical nature of the real estate industry and possible oversupply of, or reduced demand for, space in our core markets could have a material adverse effect on our results.

•	Changes in interest rates and the availability of financing.

•	Competition from other properties in our core markets.

•	Further declines in the overall economic activity in our core markets.

•	The bankruptcy, insolvency or credit deterioration of our tenant.

•	The need to periodically renovate, repair and re-lease space and the costs thereof.

•	Increases in maintenance, insurance and operating costs.

•	Civil unrest, acts of terrorism, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

•	Changes in the availability and affordability of insurance on commercially reasonable terms, in levels of coverage for our real estate assets and in exclusions from insurance policies for our real estate assets could result in increased premium costs.

•	Changes in market rental rates and our ability to rent space on favorable terms could adversely impact our results.

•	Changes in Hewitt Associates’ performance may affect the value of our investment in Hewitt Associates, thus impacting our results.

For a more detailed discussion of risks which affect Hewitt Associates’ business, see the information under the heading “Risk Factors” in Hewitt Associates’ Registration Statements on Form S-3 (File No. 333-119576) filed with the Securities Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to interest rates primarily through our long-term debt and on our portfolio of cash and cash equivalents.

At September 30, 2004, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At September 30, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $6,910. At September 30, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $6,631.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

Item 8.	Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV beginning on page 28.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Our Chairman and our chief financial officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the year ended September 30, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

The Company has no information to report pursuant to Item 9B.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The business and affairs of the Company are managed by an Executive Committee which consists of five members. The responsibilities of the Executive Committee include managing and disposing of the Company’s real estate assets.

The Executive Committee is comprised of the following persons:

•	David L. Hunt, Chairman (age 60) has been Chairman of the Company’s Executive Committee since October 1, 2002. Prior to that time he was Vice-Chairman of the Executive Committee and served as a member at various times since 1978. Mr. Hunt was the manager of Hewitt Associates’ East Region Retirement and Financial Management practice, in Norwalk, Connecticut from 1976 until his retirement in December, 2002. Prior to that he was a consulting actuary. Mr. Hunt joined the firm in 1966 as an actuary. He is a member of the Society of Actuaries and the American Academy of Actuaries.

•	Monica M. Burmeister (age 51) has been the Retirement and Financial Management – Line of Business Leader of Hewitt Associates since 2001. Prior to her current role, Ms. Burmeister managed Hewitt Associates’ actuarial practice in the Midwest U.S. Market Group. She joined Hewitt Associates in 1976. She is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

•	Maryann Laketek (age 56) serves as a Client Manager in Hewitt Associates’ Chicago office and has served as the Midwest Market Group Leader for the Managing Consultant practice. Ms. Laketek joined Hewitt Associates as a Managing Consultant in 1984 with 14 prior years of actuarial and consulting experience. She is a Member of the American Academy of Actuaries and an Enrolled Actuary (retired status).

•	Mark T. Mitter (age 49) serves as the Global Finance Leader for the Outsourcing Line of Business. Previously, he served as the firm’s Practice Leader for Defined Benefits Administration and as the Defined Benefits Practice Leader for the East Market Group. Mr. Mitter joined Hewitt Associates in 1980.

•	Gerald I. Wilson (age 66) is Vice-Chairman of the Company’s Executive Committee, having served on the Committee since 1973 and as Chairman from January, 1982 through September, 2002. Mr. Wilson held a number of senior positions within Hewitt Associates until his retirement in December, 2002. Mr. Wilson joined Hewitt Associates in 1962 as an actuary. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no reports were required, during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to the members of its Executive Committee and greater-than-ten-percent equity holders were satisfied.

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

The Company has no employees. Ms. Burmeister, Ms. Laketek and Mr. Mitter are employed by Hewitt Associates and are separately compensated by Hewitt Associates for services rendered to Hewitt Associates. Mr. Hunt and Mr. Wilson are retired from Hewitt Associates and receive a per diem payment of $1,000 for consulting services which may be rendered to the Company. During the 2004 fiscal year, $68,500 has been paid to Mr. Hunt and $0 has been paid to Mr. Wilson for such services.

Summary Compensation Table

The following table sets forth compensation paid in fiscal 2004, 2003 and 2002 by Hewitt Associates to the three members of the Executive Committee who are employed by Hewitt Associates:

Name	Fiscal Year Ended	Salary (1)(2)	Bonus (1)(3)	Securities Underlying Options (4)	All Other Compensation (5)
Monica M. Burmeister	2004	$410,000	$190,000	13,700	$68,109
	2003	$410,000	$155,000	15,500	$60,604
	2002	$386,667	$496,433	16,900	$23,024

Maryann Laketek	2004	$300,000	$99,000	6,300	$45,784
	2003	$300,000	$87,750	7,000	$42,879
	2002	$290,000	$336,569	8,400	$15,582

Mark T. Mitter	2004	$328,333	$135,000	7,100	$52,825
	2003	$320,000	$119,080	8,000	$48,012
	2002	$305,000	$425,476	8,400	$17,321

(1)	Prior to June 1, 2002, Hewitt Associates operated as a limited liability company and the Executive Committee members were compensated through distributions of income from Hewitt Holdings. Amounts in the Salary column for periods prior to June 1, 2002 consist of distributions of a base level of expected income for the 2002 fiscal year. Amounts in the Bonus column for periods prior to June 1, 2002 consist of additional distributions of income for the 2002 fiscal year determined after completion of the fiscal year. Neither column includes proceeds from the disposition of real estate or return on invested capital. The return on invested capital for each Executive Committee member was determined at a rate of 15% for a portion of their invested capital and at a rate of 10% on the remainder of their invested capital. These amounts are not comparable to executive compensation in the customary sense. As a result of Hewitt Associates’ transition to a corporate structure, which was completed on May 31, 2002, the Executive Committee members no longer earned a return on invested capital in this manner since the invested capital was distributed, in part, to the Executive Committee members and exchanged, in part, for shares of Hewitt Associates Class B common stock.

(2)	The fiscal 2002 figures include base salary from June 1, 2002 through September 30, 2002 in the following amounts: Ms. Burmeister—$126,667; Ms. Laketek—$96,667; and Mr. Mitter—$101,667.

(3)	The fiscal 2002 figures include bonuses from June 1, 2002 through September 2002 in the following amounts: Ms. Burmeister—$61,433; Ms. Laketek—$36,569; and Mr. Mitter—$45,476.

(4)	Represents options to acquire Class A common stock of Hewitt Associates.

(5)	Represents Hewitt Associates, Inc. Global Profit Sharing, Retirement and Savings Plan contributions and DC Restoration Plan contributions earned through the end of fiscal years 2004, 2003 and 2002. Actual contributions for fiscal year 2004 will be made on December 31, 2004, or soon thereafter as practicable. The numbers for 2004 and 2003 include a spending allowance payment for a plan introduced in October, 2002.

Stock Option Grants

The following table provides details regarding the stock options granted by Hewitt Associates in fiscal 2004 to the members of the Executive Committee. No shares of restricted stock or stock appreciation rights (SARs) were granted to the members of the Executive Committee in fiscal 2004.

Option Grants in Last Fiscal Year

Name	Individual Grants				Potential Value at Assumed Annual Rates of Stock Appreciation (1)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date (2)
					5%	10%
David L. Hunt	—	—	$—	—	$—	$—
Monica M. Burmeister	13,700	0.0036%	$27.47	7/1/2014	$236,736	$599,786
Maryann Laketek	6,300	0.0017%	$27.47	7/1/2014	$108,864	$275,814
Mark T. Mitter	7,100	0.0019%	$27.47	7/1/2014	$122,688	$310,838
Gerald I. Wilson	—	—	$—	—	$—	$—

(1)	The potential realizable value is based on the appreciated value of Hewitt Associates’ Class A common stock minus the per share exercise price, multiplied by the number of shares subject to the option. The appreciated value of the common stock is calculated assuming that the fair market value of the common stock on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option. The 5% and 10% rates of appreciation are set by the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future increases in the price of shares of common stock.

(2)	Vest twenty-five percent (25%) per year on July 1 of each year over a four-year period commencing July 1, 2005. Pursuant to the Hewitt Associates’ Global Stock Plan, the options would become fully vested upon a change in control of Hewitt Associates.

Option Exercise Table

The following table provides information regarding the exercise of Hewitt Associates stock options in fiscal 2004 by the members of the Executive Committee and the fiscal year-end value of unexercised options.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

Name	Individual Grants				Value of Unexercised In- the-Money Options at Fiscal Year End (1)
	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
David L. Hunt	—	—	12,000	—	$89,520	$—
Monica M. Burmeister	—	—	12,325	33,775	$72,182	$90,472
Maryann Laketek	—	—	5,950	15,750	$35,462	$43,722
Mark T. Mitter	—	—	6,200	17,300	$36,052	$45,492
Gerald I. Wilson	—	—	23,000	—	$171,580	$—

(1)	Based on a closing price of $26.46 per share of Hewitt Associates Class A common stock on September 30, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each owner has a percentage interest in the Company that determines his or her share of profit or loss from operations (including the sale of real estate) from June 1, 2002. This interest is referred to as a “Percentage Interest” and is expressed as a percentage of such profit or loss of FORE Holdings excluding the profit or loss of Hewitt Associates. In addition, each owner has a capital account that reflects the owner’s share of profit or loss from operations which has not been distributed to owners and, in the case of certain owners resident outside the United States, the owner’s allocation of Class B common stock of Hewitt Associates held by the Company for the benefits of such owners. The Percentage Interests and the owners’ capital accounts are collectively referred to as the “limited liability company interests” or as “LLC Interests.”

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

Executive Committee Member	Percentage Interest
David L. Hunt, Chairman	1.34%
Monica M. Burmeister	0.67%
Maryann Laketek	0.40%
Mark T. Mitter	0.47%
Gerald I. Wilson, Vice Chairman	1.94%

To the knowledge of the Company, there are no arrangements which would or could result in a change in control of the Company at any subsequent date.

Item 13.	Certain Relationships and Related Transactions.

Hewitt Associates’ Transition to a Corporate Structure

Hewitt Associates’ transition to a corporate structure, which was completed on May 31, 2002, was accomplished through the following transactions:

•	Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of the Company.

•	Hewitt Associates LLC distributed $153 million of accounts receivable and $55 million of cash to FORE Holdings to fund a distribution to owners of previously undistributed accumulated earnings prior to its transition to a corporate structure.

•	In exchange, the Company transferred all of the ownership interests in Hewitt Associates LLC to Hewitt Associates, Inc., thereby making Hewitt Associates LLC a wholly-owned subsidiary of Hewitt Associates, Inc., and the owners of the Company (with the exception of retired owners) became employees of Hewitt Associates or one of its subsidiaries.

•	The Company received an aggregate of 70,819,520 shares of Class B common stock of Hewitt Associates, Inc. See “Certain Relationships and Related Party Transactions—Distribution of Shares of Class B Common Stocks of Hewitt Associates by the Company” below.

•	Each owner exchanged a portion of his or her interest in FORE Holdings for an indirect interest in the shares of Class B common stock of Hewitt Associates issued to FORE Holdings on behalf of the owner. The number of shares issued on behalf of each owner in the exchange was a function of the owner’s salary, age and years of service with Hewitt Associates.

On July 1, 2003, FORE Holdings distributed such shares of Class B common stock to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through FORE Holdings. The effect of the Distribution was to convert an owner’s indirect interest in an identifiable number of shares held by FORE Holdings on the owner’s behalf into a direct interest in the same number of shares.

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

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Company, primarily in the financial, real estate and legal departments, as may be requested by the Company from time to time. The Company will pay Hewitt Associates an annual fee of $50,000 for basic services. Hewitt Associates may charge the Company separately for additional services on a time and materials basis. Through September 30, 2004, fees for all services Hewitt Associates has provided under the services agreement, totaling $116,568 in 2004, $425,208 in 2003 and $16,667 in 2002, have been paid by FORE Holdings.

Real Estate

Our principal executive offices are located in Lincolnshire, Illinois and our mailing address is 100 Half Day Road, Lincolnshire, Illinois 60069.

FORE Holdings owns the following office real estate assets and leases the office space to Hewitt Associates. Each lease was entered into on terms comparable to those which would have been obtained in an arm’s length transaction.

FORE Holdings Property Entity	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage
Hewitt Properties I Lincolnshire, Illinois	November 25, 1998	November 24, 2018	$560	Option to renew for two consecutive 5-year terms	489,000

Hewitt Properties II Lincolnshire, Illinois	December 30, 1999	December 29, 2019	$342	Option to renew for two consecutive 5-year terms	330,000

				Option to purchase building

Hewitt Properties III Lincolnshire, Illinois	May 22, 1999	May 22, 2014	$357	Option to renew for two consecutive 5-year terms	326,000

				Option to purchase building

Hewitt Properties IV Orlando, Florida	March 22, 2000	March 21, 2020	$235	Option to renew for two consecutive 5-year terms	310,000

				Option to purchase building

Hewitt Properties IV The Woodlands, Texas	March 22, 2000	March 21, 2020	$431	Option to renew for two consecutive 5-year terms	414,000

				Option to purchase building

There are three related party operating leases between Overlook Associates and Hewitt Associates covering a portion of the complex that constitutes Hewitt Associates’ global headquarters in Lincolnshire, Illinois. Overlook Associates is a majority-owned, but not a controlled investment of, FORE Holdings LLC. As of September 30, 2004, the minimum aggregate lease payments on these leases totaled $115 million. The material terms of each lease are set forth below:

Property	Commencement Date	Expiration Date	Monthly Base Rent ($000)	Options	Square Footage
One Overlook Point	June 1, 1989	May 1, 2009	$341	5 year option to extend term	212,000

Two Overlook Point	February 28, 1997	February 28, 2017	$265	Options to purchase between years 7 and 10	321,000

Three Overlook Point	December 1, 1989	February 28, 2017	$302	N/A	290,000

Total lease payments from Hewitt Associates to FORE Holdings and Overlook Associates were $34 million in 2004, $34 million in 2003 and $40 million in 2002. Intercompany capital lease obligations and intercompany rent expense and income have been eliminated in consolidation through the July 1, 2003, the date of the Distribution and de-consolidation of Hewitt Associates. From July 1, 2003, forward, these amounts were only eliminated to the extent of FORE Holdings’ ownership in Hewitt Associates. As of July 1, 2003, the Company’s remaining real estate assets and the related debt and interest and depreciation expense are reflected on the consolidated balance sheet and statement of operations. We refer you to Note 14, Related Party Transactions, in the notes to the consolidated financial statements for information on these arrangements. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Distribution of Shares of Class B Common Stock of Hewitt Associates by the Company

On July 1, 2003, the Company distributed the shares of Class B common stock of Hewitt Associates to its owners, with the exception of certain owners resident outside the United States who will continue to hold their shares through FORE Holdings. Such shares remain subject to the same restrictions on transferability, voting and book-to-market phase-in following the distribution as they were when held by the Company. The Stockholders’ Agreement among Hewitt Associates, the Company and current and former owners and their assignees governs the rights and obligations of our owners with respect to the shares of Class B common stock which were distributed to the owners. The Company’s Operating Agreement and the Transfer Restriction Agreement between Hewitt Associates and the Company govern the rights and obligations of certain owners who continue to hold their shares of Class B common stock through the Company with respect to such shares. As to certain shares referred to as “goodwill shares”, if an owner’s employment with Hewitt Associates terminates prior to June 27, 2006 (other than as a result of an owner’s retirement (subject to certain criteria), death or disability), the number of shares the owner is entitled to receive will be reduced. The initial number of goodwill shares as of June 27, 2002, was approximately 55.6 million shares. This reduction in the number of goodwill shares is a function of the then-current book value and market value of the shares and is calculated according to the formula described below. Book value will be determined as of the end of the immediately preceding fiscal quarter and market value will be determined based on the average price of the Class A common stock of Hewitt Associates as quoted on the New York Stock Exchange for the five trading days preceding the date of termination.

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

	Entitlement to goodwill shares at book value	Entitlement to goodwill shares at market value
On or prior to June 26, 2003	100%	0%
After June 26, 2003	75%	25%
After June 26, 2004	50%	50%
After June 26, 2005	25%	75%
After June 26, 2006	0%	100%

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

The Stockholders’ Agreement provides that the provisions governing owners’ entitlement to goodwill shares at market value may not be changed without the approval of the independent directors of Hewitt Associates. From and after June 27, 2004, any waiver of the transfer restrictions may be made by the Executive Committee of the Company.

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

Audit Fees

The following table presents fees for professional audit services provided by Ernst & Young for the years ended September 30, 2004 and 2003, and fees billed for other services provided by Ernst & Young during those periods.

	For the Years
	Fiscal 2004 (4)	Fiscal 2003 (4)
	(Unaudited)
Audit Fees (1)	$63,400	$1,169,055
Audit Related Fees (2)	—	684,265
Tax Fees (3)	—	561,777

Total	$63,400	$2,415,097

(1)	Audit Fees include the annual financial statement audit (including required quarterly reviews), subsidiary audits, and other procedures performed by the independent auditor to form an opinion on the Company’s consolidated financial statements.

(2)	Audit related fees in fiscal 2003 include Hewitt Associates’ secondary stock offering and associated fees, Hewitt Associates’ SAS 70 services, accounting and internal control consultations, and Hewitt Associates’ business acquisition services.

(3)	Tax Fees include global transfer pricing services, and other tax planning and compliance services provided in relation to international taxes and US federal, state, local taxes.

(4)	Fiscal 2003 Ernst & Young fees include nine months of fees related to Hewitt Associates compared to no Hewitt Associates fees in fiscal 2004.

The Executive Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Ernst & Young.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	Financial Statements—

The financial statements listed on the Index to the Financial Statements (page 30) are filed as part of this Annual Report.

2.	Financial Statement Schedules—

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits—

The exhibits listed on the Index to Exhibits (pages 63 through 65) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORE HOLDINGS LLC

By:	/s/ DAVID L. HUNT
David L. Hunt
Chairman

Date: December 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of December, 2004:

/s/ DAVID L. HUNT	/s/ GERALD I. WILSON
David L. Hunt	Gerald I. Wilson
Chairman (principal executive officer, principal financial officer, principal accounting officer)	Vice Chairman

/s/ MONICA M. BURMEISTER	/s/ MARYANN LAKETEK
Monica M. Burmeister	Maryann Laketek

/s/ MARK T. MITTER
Mark T. Mitter

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

FORE Holdings LLC Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of FORE Holdings LLC and subsidiaries:

We have audited the accompanying consolidated balance sheets of FORE Holdings LLC (an Illinois limited liability company) and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, owners’ capital and cash flows for each of the three years ended September 30, 2004. Our audit also included the financial statement schedule listed in the index for Item 15(a), relating to information as of September 30, 2004 and for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

November 23, 2004

FORE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$5,984	$5,937
Client receivables and unbilled work in process, less allowances of $0 at September 30, 2004 and $221 at September 30, 2003	—	744
Prepaid expenses and other current assets	1	113

Total current assets	$5,985	$6,794

Non-Current Assets
Property and equipment, net
Land	22,364	22,471
Buildings and building improvements	253,252	253,252
Computer equipment	1,978	1,978
Furniture and equipment	7,248	7,248

	284,842	284,949
Less accumulated depreciation	(62,878)	(55,037)

Total property and equipment, net	221,964	229,912
Related party deferred rent receivable (Note 14)	3,682	3,928
Due from owners	1,294	739
Deferred loan costs, net	843	905
Investment in Hewitt Associates (Note 10)	15,861	15,960
Investment in Overlook Associates (Note 11)	3,042	3,181

Total non-current assets	246,686	254,625

Total Assets	$252,671	$261,419

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$35	$2,002
Current portion of long-term debt	9,348	8,733

Total current liabilities	9,383	10,735

Long-Term Liabilities
Debt, less current portion	195,966	205,314
Other long-term liabilities	—	738

Total long-term liabilities	195,966	206,052

Total Liabilities	$205,349	$216,787

Commitments and Contingencies (Notes 13 and 17)
Owners’ Capital
Paid-in capital and accumulated earnings	$46,501	$44,542
Accumulated other comprehensive income	821	90

Total owners’ capital	47,322	44,632

Total Liabilities and Owners’ Capital	$252,671	$261,419

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (1)

(Dollars in thousands)

	Year Ended September 30,
	2004	2003 (1)	2002 (2)
Revenues:
HR services revenues before reimbursements	$—	$1,453,262	$1,716,197
Rental revenues from Hewitt Associates	22,849	5,711	—
Other rental revenues	—	1,681	3,477

Total revenues before reimbursements (net revenues)	22,849	1,460,654	1,719,674
Reimbursements	—	40,395	33,882

Total revenues	22,849	1,501,049	1,753,556

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	—	939,337	1,017,252
Restricted stock award compensation	—	35,193	27,525
Reimbursable expenses	—	40,395	33,882
Other operating expenses	7,731	277,966	342,764
Selling, general and administrative expenses	496	72,514	75,752
Gain on sales of property	(1,119)	(60,377)	(303)

Total operating expenses	7,108	1,305,028	1,496,872

Operating income	15,741	196,021	256,684
Other expenses, net:
Interest expense	(14,362)	(29,716)	(36,263)
Interest income	47	2,020	2,813
Other income (expense), net	2,252	2,233	(1,698)

	(12,063)	(25,463)	(35,148)

Income before owner distributions	$3,678

Income before taxes, minority interest and owner distributions		170,558	221,536
Provision for income taxes		44,811	33,053

Income after taxes and before minority interest and owner distributions		125,747	188,483
Minority interest		18,351	2,450

Income after taxes and minority interest and before owner distributions		$107,396	$186,033

(1)	On July 1, 2003, FORE Holdings distributed the shares of Hewitt Associates Class B common stock to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidates the results of Hewitt Associates, but accounts for the remaining investment in Hewitt Associates using the equity method of accounting. As a result, the Company’s consolidated statement of operations for the year ended September 30, 2003, consolidates the operations of Hewitt Associates for the nine months ended June 30, 2003. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting.

(2)	On May 31, 2002, one of the Company’s subsidiaries, Hewitt Associates, completed its transition to a corporate structure and owners of FORE Holdings who worked in the business of Hewitt Associates became employees of the subsidiary. As a result, operating expenses after May 31, 2002, include the compensation expense related to these owners and income after taxes and minority interest and before owner distributions includes corporate income taxes of Hewitt Associates for the periods after May 31, 2002. Income after taxes and minority interest and before owner distributions does not include income taxes on the Company’s remaining operations, which are the responsibility of FORE Holdings’ owners. Prior to May 31, 2002, Hewitt Associates operated as a group of limited liability companies and as such, no income taxes nor owner compensation expense were recorded as owners were compensated through distributions of the Hewitt Associates’ earnings and were personally responsible for the income taxes on those earnings. Additionally, on June 5, 2002, the Company acquired the benefits consulting business of Bacon & Woodrow and their results are included in the Company’s results from the acquisition date.

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OWNERS’ CAPITAL

(Dollars in thousands)

	Year Ended September 30,
	2004	2003	2002
Owners’ capital, beginning of year	$44,632	$496,157	$257,395
Comprehensive income:
Income before owner distributions	3,678
Income after taxes and minority interest and before owner distributions		107,396	186,033
Other comprehensive income (loss)
Foreign currency translation adjustment	731	18,515	17,648
Minimum pension liability adjustment	—	—	(690)
Minority interest translation adjustment	—	1,359	(1,270)

Total other comprehensive income (loss)	731	19,874	15,688

Total comprehensive income	4,409	127,270	201,721

De-consolidation of Hewitt Associates, Inc. and capital distributions to owners, net	(1,719)	(605,140)	(369,529)
Disproportionate share allocation adjustment	—	—	17,384
Acquisition of Bacon and Woodrow	—	—	136,388
Net proceeds from Hewitt Associates’ initial public offering	—	(358)	165,881
Settlement of deferred compensation	—	—	71,717
Amortization of unearned compensation	—	22,187	15,143
Net forfeiture of restricted common stock awards	—	272	57
Tax benefits from stock plans	—	8,659	—
Purchase of Hewitt Associates, Inc. Class A common shares	—	(4,415)	—

Owners’ capital, end of the year	$47,322	$44,632	$496,157

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Income before owner distributions	$3,678
Income after taxes and minority interest and before owner distributions		$107,396	$186,033
Adjustments to reconcile income before owner distributions and income after taxes and minority interest and before owner distributions to net cash provided by operating activities:
Depreciation	7,841	65,328	80,723
Amortization	62	24,848	26,106
Net unrealized (gain) loss on securities	—	—	3,653
Restricted Hewitt Associates stock awards	—	30,847	25,389
Owner compensation charge (Note 3)	—	—	17,843
Establishment of owner vacation liability (Note 3)	—	—	8,300
Deferred income taxes	—	24,013	2,289
Minority interest	—	18,441	2,450
Equity in earnings from unconsolidated investments	(2,252)	(2,748)	(3,319)
Gain on sale of property	(1,119)	(60,377)	(303)
Director stock remuneration	—	75	—
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	744	4,487	15,420
Prepaid expenses and other current assets	112	590	(2,775)
Deferred contract costs	—	5,041	3,689
Related party deferred rent receivable	246	(3,928)	—
Due from former owners	(802)	—	(23,529)
Accounts payable	(1,967)	(3,800)	16,152
Advanced billings to clients	—	8,836	13,315
Deferred contract revenues	—	(10,502)	(3,830)
Employee deferred compensation and accrued profit sharing	—	(19,386)	(5,075)
Other long-term liabilities	—	6,254	4,491

Net cash provided by operating activities	6,543	195,415	367,022
Cash flows from investing activities:
Purchases of short-term investments	—	(178,525)	(62,690)
Sales of short-term investments	—	146,820	5,000
Additions to property and equipment	—	(42,644)	(63,038)
Cash paid for acquisitions and transaction costs, net of cash received	—	(63,906)	(887)
Distributions from equity investments	1,499	1,632	1,530
Contributions to equity investments	—	(627)	(518)
Proceeds from sale of property	488	84,028	64,278
Increase in other assets	—	(10,113)	(37,477)

Net cash provided by (used in) investing activities	1,987	(63,335)	(93,802)

FORE HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS -Continued

(Dollars in thousands)

	Year Ended September 30,
	2004	2003	2002
Cash flows from financing activities:
Proceeds from issuance of Hewitt Associates’ Class A common stock	—	—	226,564
Proceeds from the exercise of Hewitt Associates’ stock options	—	303	—
Capital contributions (distributions), net	3	(145,988)	(369,529)
Decrease due to de-consolidation of Hewitt Associates	—	(73,490)	—
Short-term borrowings	—	1,017	59,661
Taxes paid on behalf of owners	(158)	—	(9,859)
Refund of tax deposits for owners	405	21,422	—
Repayments of short-term borrowings	—	(14,637)	(73,765)
Repayments of long-term debt	(8,733)	(17,396)	(37,331)
Repayments of capital lease obligations	—	(8,045)	(17,007)
Payment of deferred financing fees	—	—	(1,437)
Hewitt Associates purchase of treasury stock	—	(6,153)	—
Payment of offering costs by Hewitt Associates	—	(796)	(5,929)

Net cash used in financing activities	(8,483)	(243,763)	(228,632)
Effect of exchange rate changes on cash and cash equivalents	—	1,574	2,065

Net increase in cash and cash equivalents	47	(110,109)	46,653
Cash and cash equivalents, beginning of period	5,937	116,046	69,393

Cash and cash equivalents, end of period	$5,984	$5,937	$116,046

Schedule of noncash investing and financing activities:
Acquisition, cash paid, net of cash received:
Common stock issued in connection with acquisition	$—	$—	$219,240
Fair value of assets acquired	—	(70,550)	(142,406)
Fair value of liabilities assumed	—	49,404	100,403
Goodwill	—	(42,760)	(178,124)

Cash paid, net of cash received	—	(63,906)	(887)
Real estate and equipment purchased under capital leases	—	—	65,000
Software licenses purchased under long-term agreements	—	7,520	18,148
Accrued offering costs	—	—	1,347
Distribution of Hewitt Associates shares	(1,722)	(385,662)	—
Supplementary disclosure of cash paid during the year:
Interest paid	$14,362	$30,690	$36,309
Income taxes paid	—	5,314	$33,647

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003, 2002 and 2001

(Dollars in thousands except share and per share amounts)

1.	Description of Business

On April 29, 2004, Hewitt Holdings LLC changed its name to FORE Holdings LLC (“FORE Holdings” or the “Company”). FORE Holdings LLC and Subsidiaries include the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. Prior to July 1, 2003, Hewitt Associates, Inc. and its subsidiaries or its predecessor, Hewitt Associates LLC and Affiliates, (“Hewitt Associates”) was the principal operating subsidiary of the Company. Hewitt Associates provides human resources outsourcing and consulting services (See below and Note 3 for additional information). After the July 1, 2003 de-consolidation of Hewitt Associates (see Note 5), FORE Holdings is a holding company whose only business is to own, finance, lease and sell real estate assets.

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

In fiscal 2002, Hewitt Associates completed its transition to a corporate structure and initial public offering. As part of that transition, FORE Holdings, received 70,819,520 shares of Hewitt Associates’ Class B common stock. On July 1, 2003, FORE Holdings distributed to its owners, the shares of Class B common stock of Hewitt Associates, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings. The shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when the shares were held by FORE Holdings. The distribution reduced FORE Holdings’ majority interest in Hewitt Associates of approximately 72% at June 30, 2003, to a minority interest of approximately 2% at July 1, 2003 and September 30, 2004.

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

On January 28, 2004, Hewitt Associates’ Board of Directors authorized sales by holders of Class B and Class C common stock of up to 1 million shares per quarter, in the aggregate, pursuant to Rule 144 of the Securities Act of 1933. Since the plan was approved through September 30, 2004, 1,857,325 shares of stock have been converted from Hewitt Associates’ Class B and Class C common stock to Class A common stock and have been sold under Rule 144.

On August 27, 2004, Hewitt Associates filed an Amended Registration Statement on Form S-3/A with the Securities and Exchange Commission to facilitate possible future underwritten secondary offerings, block trades and other sales by the owners and the former partners of Bacon & Woodrow. The registration statement amends the original registration statement filed on April 16, 2004, and was filed, in part, to facilitate future requests under a registration rights agreement which the Company entered into at the time of our initial public offering.

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

On July 1, 2003, the Company distributed 67,783,937 shares of Class B common stock of Hewitt Associates then held by the Company, to its owners (the “Distribution”). The Distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidated the results of Hewitt Associates, and accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. The Company’s consolidated balance sheets at September 30, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates. However, the Company’s consolidated statement of operations and statement of cash flows for the years ended Septembers 30, 2003 and 2002, include the consolidated results of operations of Hewitt Associates for the first nine months of fiscal 2003 and all of fiscal 2002, as these periods were prior to the Distribution.

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

Revenue Recognition

The Company leases its real estate properties pursuant to operating leases. The Company records rental income for the full term of each lease on a straight-line basis. Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the year ended September 30, 2004, 100% of the Company’s rental income was derived from leases with Hewitt Associates. Prior to the Distribution on July 1, 2003, all rental income and related receivables from Hewitt Associates were eliminated in the consolidation of Hewitt Associates.

With respect to the Company’s results prior to July 1, 2003, Hewitt Associates’ HR services revenues include fees generated from outsourcing contracts and from consulting services provided to Hewitt Associates’ clients. Under outsourcing contracts, which typically have a three- to five-year term, clients generally pay an implementation fee and an ongoing service fee. Hewitt Associates recognizes revenues for non-refundable, upfront implementation fees evenly over the period between the initiation of ongoing services through the end of the contract term (on a straight-line basis). Indirect costs of implementation are expensed as incurred. However, incremental direct costs of implementation are deferred and recognized as expense over the same period that deferred implementation fees are recognized. If a client terminates an outsourcing contract prematurely, both the deferred implementation revenues and related costs are recognized in the period in which the termination occurs.

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

Hewitt Associates’ clients typically pay for consulting services on either a time-and-materials or fixed-fee basis. Revenues are recognized under time-and-material based arrangements as services are provided. On fixed-fee engagements, revenues are recognized either as services are provided using the proportional performance method and or at the completion of a project, based on the facts and circumstances of the client arrangement.

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

Deferred Contract Costs and Deferred Contract Revenues

With respect to the Company’s results prior to July 1, 2003, for new Hewitt Associates outsourcing services, upfront implementation efforts were required to set up a client and their human resource or benefit programs on Hewitt Associates’ systems. The direct implementation or “set up” costs and any upfront set up fees were deferred and recognized into earnings over the life of the outsourcing agreement. Specific, incremental and direct costs of implementation were deferred and recognized as primarily compensation and related expenses evenly over the period between the initiation of ongoing services through the end of the contract term. Implementation fees may have been received either upfront or over the ongoing services period in the fee per participant. By deferring the upfront set up fees over the ongoing services period, all set up revenues are recognized evenly over the contract term along with the corresponding deferred contract costs.

Client Receivables and Unbilled Work in Process

The Company periodically evaluates the collectibility of its client receivables and unbilled work in process based on a combination of factors. In circumstances where the Company becomes aware of a specific client’s difficulty in meeting its financial obligations (e.g., bankruptcy filings, failure to pay amounts due to the Company or to others), the Company records an allowance for doubtful accounts to reduce the client receivable to what the Company reasonably believes will be collected. For all other clients, the Company recognizes an allowance for doubtful accounts based on past write-off history and the length of time the receivables are past due. Facts and circumstances may change that would require the Company to alter its estimates of the collectibility of client receivables and unbilled work in process.

Performance-Based Compensation

With respect to the Company’s results prior to July 1, 2003, Hewitt Associates’ performance-based compensation was determined by Hewitt Associates’ management. Performance-based compensation in 2003 and 2002 was discretionary and based on individual, team and Hewitt Associates’ performance. Performance-based compensation was paid once per fiscal year after Hewitt Associates’ annual operating results were finalized. The amount of expense for performance-based compensation recognized at interim and annual reporting dates involved judgment, was based on quarterly and annual results as compared to internal targets, and took into account other factors, including industry trends and the general economic environment. Annual performance-based compensation levels could vary from current expectations as a result of changes in the actual performance of Hewitt Associates, team or individual. As such, accrued amounts were subject to change in future periods if actual future performance varied from performance levels anticipated in prior interim periods. Subsequent to the Distribution and de-consolidation of Hewitt Associates, the Company no longer has a performance-based compensation program.

Income Before Taxes, Minority Interest and Owner Distributions

Prior to May 31, 2002, the Company operated as a group of affiliated limited liability companies and recorded income before taxes, minority interest and owner distributions in accordance with accounting principles generally accepted in the United States of America. Income before taxes, minority interest and owner distributions is not comparable to income after taxes and minority interest and before owner distributions. Prior to May 31, 2002, the Company incurred no income taxes in its historical results, compensation and related expenses for services rendered by owners were not reflected as expenses of the Company but as distributions of earnings to owners. Operating results after May 31, 2002 through July 1, 2003, however, do include compensation expense related to owners who worked in the Hewitt Associates business and became its employees on that date. Additionally, income after taxes and minority interest and before owner distributions for the periods after May 31, 2002 through July 1, 2003, also reflects income taxes of the Company’s subsidiary during that time, Hewitt Associates, but does not include any income taxes on the Company’s remaining operations which are the responsibility of the FORE Holdings’ owners.

As of September 30, 2004 and 2003, the Company owns approximately 2% of the outstanding common stock of Hewitt Associates, as compared to a 72% ownership interest prior to the Distribution. Prior to the Distribution, all of the assets, liabilities and earnings of Hewitt Associates and its subsidiaries were consolidated in the Company’s financial statements, and the non-affiliated investors’ Class A, Class B and Class C common stock interests in Hewitt Associates were recorded as a “Minority Interest” on the consolidated balance sheet and statement of operations for financial reporting purposes. As a result of the Distribution, the Company no longer consolidates the results of Hewitt Associates, but accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of account.

Income Taxes

On May 31, 2002, Hewitt Associates became subject to federal and state income taxes and began to apply the asset and liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to May 31, 2002, Hewitt Associates was not subject to income taxes because it operated as a limited liability company. Taxes on income earned prior to May 31, 2002, were the responsibility of FORE Holdings’ owners. Subsequent to the Distribution and de-consolidation of Hewitt Associates on July 1, 2003, the Company is no longer subject to corporate income taxes which are the responsibility of the individual owners.

Foreign Currency Translation

Hewitt Associates’ foreign operations use the local currency as their functional currency. Prior to the Distribution and de-consolidation of Hewitt Associates on July 1, 2003, assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at exchange rates in effect at year-end, while revenues and expenses were translated at average exchange rates prevailing during the year. Gains or losses resulting from foreign exchange transactions, which have not been significant, are recorded in earnings within other income (expense), net in periods prior to July 1, 2003. After July 1, 2003, all of the Company’s operations are within the United States and transactions are denominated in U.S. currency.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash equivalents. The Company invests its cash equivalents in the highest rated money market investments and continuously monitors the investment ratings.

Fair Value of Financial Instruments

Financial assets with carrying values that approximate fair value include cash and cash equivalents. Financial liabilities with carrying values that approximate fair value include accounts payable and accrued expenses. The fair value of the Company’s fixed rate secured credit tenant notes is estimated to be approximately $236,874 at September 30, 2004, and was calculated by discounting the future cash flows of the senior term notes at rates currently offered to the Company for similar debt instruments with comparable maturities.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and investments with original maturities of 90 days or less. At September 30, 2004 and 2003, cash and cash equivalents included cash in checking and money market accounts as well as corporate tax-advantaged money market investments maturing in 90 days or less.

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

Software Development Costs

Software development costs for software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the Distribution and de-consolidate of Hewitt Associates, the Company was amortizing capitalized software costs over periods ranging from three to five years.

Goodwill and Intangible Assets

With respect to the Company’s results prior to July 1, 2003, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, Goodwill was not amortized but was reviewed for impairment annually, or more frequently if indicators arise. The evaluation was based upon a comparison of the estimated fair value of the unit of the Company’s business to which the goodwill was assigned to the sum of the carrying value of the assets and liabilities of that unit. The fair values used in the evaluation were estimated based upon discounted future cash flow projections for the unit. These cash flow projections were based upon a number of assumptions.

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Amortization of the Company’s definite lived intangible assets are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Description	Asset Life
Capitalized software	3 to 5 years
Trademarks	3 to 5 years
Customer relationships	12 to 30 years
Deferred loan costs	Loan term

Stock-Based Compensation

With respect to the Company’s results prior to July 1, 2003, the Company applied Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows companies to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma net income and net income per share disclosures for Hewitt Associates’ employee stock option grants as if the fair value method defined in SFAS No. 123 had been applied.

Hewitt Associates’ restricted stock awards, including restricted stock and restricted stock units, were measured using the fair market value of the stock as of the grant date and were initially recorded as unearned compensation on the balance sheet. As the restricted stock awards vest, the unearned compensation was amortized to compensation expense on a straight-line basis. Employer payroll taxes were also recorded as expense when they become due over the vesting period. The shares are subject to forfeiture and restrictions on sale or transfer for four years from the grant date.

Hewitt Associates also granted nonqualified stock options at an exercise price equal to the fair market value of Hewitt Associates’ stock on the grant date. Since the stock options had no intrinsic value on the grant date, no compensation expense was recorded in connection with the stock option grants. Generally, Hewitt Associates’ stock options vest 25 percent on each anniversary of the grant date, are fully vested four years from the grant date and have a term of ten years.

For purposes of pro forma disclosures, the estimated fair value of the Hewitt Associates stock options is amortized to compensation expense over the stock options’ vesting period. The Company’s pro forma income after taxes and minority interest and before owner distributions for the years ended September 30, 2003 and 2002 would have been as follows:

	Year Ended September 30,
	2003	2002
Net income after taxes and minority interest and before owner distributions:
As reported	$107,396	$186,033
Stock-based compensation expense included in reported income after taxes and minority interest and before owner distributions	14,875	11,634
Pro forma stock compensation expense, net of tax and minority interest	(17,152)	(12,444)

Adjusted income after taxes and minority interest and before owner distributions	$105,119	$185,223

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

Subsequent to the Distribution and de-consolidation of Hewitt Associates on July 1, 2003, the Company no longer has employees nor stock-based employee compensation programs.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, to expand upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN No. 46 to provide more clarification. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 and FIN No. 46 as revised, did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

3.	Incorporation of Hewitt Associates

On March 1, 2002, Hewitt Associates, Inc., a Delaware corporation, was formed as a subsidiary of FORE Holdings so as to effect an incorporation of Hewitt Associates LLC and Affiliates prior to Hewitt Associates’ planned initial public offering.

On May 31, 2002, FORE Holdings transferred all of its ownership interests in Hewitt Associates LLC and Affiliates to Hewitt Associates, Inc. In exchange for its interests in Hewitt Associates LLC and Affiliates, FORE Holdings’ owners received 70,819,520 shares of Hewitt Associates, Inc.’s Class B common stock.

In connection with this exchange and Hewitt Associates’ transition to a corporate structure, the Company incurred a non-recurring compensation expense resulting from certain FORE Holdings’ owners receiving more Hewitt Associates’ common stock than their proportional share of total owners’ capital, without offset for those owners who received less than their proportional share in the issuance of Hewitt Associates’ Class B common stock. The amount of this one-time charge was $17,843. On May 31, 2002, as a result of owners who worked in the business becoming employees of Hewitt Associates, the Company began to record their related compensation expense. The Company incurred an additional non-recurring compensation expense resulting from the establishment of a related vacation liability for these owners in the amount of $8,300. Hewitt Associates also became subject to income taxes subsequent to its transition to a corporate structure. As a result, Hewitt Associates (and the Company, on a consolidated basis) incurred a non-recurring income tax expense of $21,711 to initially record deferred tax assets and liabilities under the provisions of SFAS No. 109, Accounting for Income Taxes.

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

In connection with the initial public offering, Hewitt Associates granted to employees restricted stock, restricted stock units, and nonqualified stock options on common stock. (See Note 16, Stock-Based Compensation Plan, for additional information).

5.	Distribution of Hewitt Associates Shares

On July 1, 2003, the Company distributed to its owners, 67,783,937 shares of Hewitt Associates’ Class B common stock that it held on behalf of the owners (the “Distribution”). The Distribution reduced FORE Holdings’ majority interest in Hewitt Associates to approximately 2% so that the Company no longer consolidated the results of Hewitt Associates, but accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. As a result, the Company’s consolidated balance sheets at September 30, 2004 and September 30, 2003 do not reflect the consolidated assets, liabilities and capital of Hewitt Associates and the Company’s statements of operations and cash flows for year ended September 30, 2004 do not reflect the operations of Hewitt Associates. However, the Company’s statements of operations and cash flows for periods prior to July 1, 2003, do include the consolidated operations of Hewitt Associates. Had the Company accounted for the investment in Hewitt Associates under the cost method of accounting for the entire year ended September 30, 2004, income (loss) before owner distributions would have been $2,787.

The following unaudited pro forma results give effect to the de-consolidation as if it had occurred on October 1, 2001, the beginning of fiscal 2002, account for the Company’s remaining investment in Hewitt Associates using the cost method of accounting and exclude any non-recurring adjustments, to facilitate comparability. The Hewitt Associates historical results in the following pro forma consolidated income statements reflect Hewitt Associates’ results prior to the de-consolidation on July 1, 2003. As such, for the year ended September 30, 2003, the historical results of Hewitt Associates reflect the nine months of Hewitt Associates’ results prior to the Distribution and for the year ended September 30, 2002, the consolidated historical results of Hewitt Associates for the entire 2002 fiscal year.

FORE Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Year Ending September 30, 2003
	FORE Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$1,453,262	$(1,453,262)	$—		$—
Rental revenues from Hewitt Associates	5,711	—	18,295	(a)	24,006
Other rental revenues	1,681	—	—		1,681

Total revenues before reimbursements (net revenues)	1,460,654	(1,453,262)	18,295		25,687
Reimbursements	40,395	(40,395)	—		—

Total revenues	1,501,049	(1,493,657)	18,295		25,687

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	939,337	(939,320)	(17	)(b)	—
Restricted stock award compensation	35,193	(35,193)	—		—
Reimbursable expenses	40,395	(40,395)	—		—
Other operating expenses	277,966	(285,022)	18,295	(a)	11,904
			665	(c)
Selling, general and administrative expenses	72,514	(71,507)	—		1,007
Gain on sales of property	(60,377)	—	(738	)(d)	(50,519)
			10,596	(e)

Total operating expenses	1,305,028	(1,371,437)	28,801		(37,608)

Operating income	196,021	(122,220)	(10,506)		63,295
Other expenses, net
Interest expense	(29,716)	15,053	(734	)(f)	(15,397)
Interest income	2,020	(1,770)	—		250
Other income (expense), net	2,233	(582)	(688	)(g)	963

	(25,463)	12,701	(1,422)		(14,184)

Income before income taxes, minority interest and owner distributions	170,558	(109,519)	(11,928)		49,111
Provision for income taxes	44,811	(44,811)	—		—

Net income		$(64,708)

Income after taxes and before minority interest and owner distributions	125,747		(11,928)		49,111
Minority interest	18,351		(18,351	)(h)	—

Income after taxes and minority interest and before owner distributions	$107,396		$6,423		$49,111

(a)	Represents rental income from Hewitt Associates for the year ended September 30, 2003. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Reclassification of payments made on behalf of owners.

(c)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from FORE Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.

(d)	Represents gain on the sale of the Newport Beach property that was deferred as a result of the capital lease at Hewitt Associates. This adjustment reverses the deferral of a portion of the gain on sale.

(e)	Adjustment to eliminate the gain on the sale of the Norwalk property that was deferred in 2002 and recognized in 2003 as a result of the Distribution and subsequent de-consolidation of Hewitt Associates. The adjustment eliminates the gain which is recognized in the 2002 Pro Forma Consolidated Income Statement.

(f)	Represents Hewitt Associates interest expense on a property leased under a capital lease from FORE Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.

(g)	Represents the elimination of FORE Holdings’ equity earnings in its investment in Hewitt Associates.

(h)	An adjustment to eliminate the minority interest in Hewitt Associates which existed prior to the de-consolidation of Hewitt Associates.

On a pro forma basis, the Company’s net revenues were $25,687 compared to its actual net revenues of $1,460,654 for the year ended September 30, 2003. On a pro forma basis, the Company’s income after taxes and minority interest and before owner distributions was $49,111 compared to its actual income after taxes and minority interest and before owner distributions of $107,396 for the year ended September 30, 2003. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

FORE Holdings LLC

Pro Forma Consolidated Income Statements

(unaudited)

	Year Ending September 30, 2002
	FORE Holdings Historical	Hewitt Associates Historical	De-consolidation Adjustments		Pro Forma
	(Dollars in thousands)
Revenues:
HR services revenues before reimbursements	$1,716,197	$(1,716,197)	$—		$—
Rental revenues from Hewitt Associates	—	—	29,209	(a)	30,130
			921	(b)
Other rental revenues	3,477	—	—		3,477

Total revenues before reimbursements (net revenues)	1,719,674	(1,716,197)	30,130		33,607
Reimbursements	33,882	(33,882)	—		—

Total revenues	1,753,556	(1,750,079)	30,130		33,607

Operating expenses:
Compensation and related expenses, excluding restricted stock award compensation	1,017,252	(1,014,993)	(2,259	)(c)	—
Restricted stock award compensation	27,525	(27,525)	—		—
Reimbursable expenses	33,882	(33,882)	—		—
Other operating expenses	342,764	(357,789)	29,209	(a)	14,716
			532	(d)
Selling, general and administrative expenses	75,752	(75,570)	—		182
Gain on sale of property	(303)	—	(10,596	)(e)	(10,899)

Total operating expenses	1,496,872	(1,509,759)	16,886		3,999

Operating income	256,684	(240,320)	13,244		29,608
Other expenses, net
Interest expense	(36,263)	16,086	(572	)(f)	(20,749)
Interest income	2,813	(2,279)	—		534
Other income (expense), net	(1,698)	3,087	—		1,389

	(35,148)	16,894	(572)		(18,826)

Income before income taxes, minority interest and owner distributions	221,536	(223,426)	12,672		10,782
Provision for income taxes	33,053	(33,053)	—		—

Net income		$(190,373)

Income after taxes and before minority interest and owner distributions	188,483		12,672		10,782
Minority interest	2,450		(2,450	)(g)	—

Income after taxes and minority interest and before owner distributions	$186,033		$15,122		$10,782

(a)	Represents rental income from Hewitt Associates for the year ended September 30, 2002. This adjustment reverses the elimination of the intercompany rental revenues and rent expense when Hewitt Associates was consolidated by the Company.

(b)	Represents rental income from the Newport Beach lease with Hewitt Associates for the year ended September 30, 2002. This adjustment reverses the elimination of the rental revenues recorded at FORE Holdings related to the Newport Beach capital lease recorded at Hewitt Associates.

(c)	Reclassification of payments made on behalf of owners.

(d)	Represents Hewitt Associates depreciation expense on a property leased under a capital lease from FORE Holdings. This adjustment reverses the elimination of the depreciation for a building capitalized under a capital lease at Hewitt Associates.

(e)	Represents gain on the sale of the Norwalk property that was deferred as a result of the capital lease at Hewitt Associates. This adjustment reverses the deferral of a portion of the gain on sale.

(f)	Represents Hewitt Associates interest expense on a property leased under a capital lease from FORE Holdings. This adjustment reverses the elimination of interest expense on the capital lease at Hewitt Associates.

(g)	An adjustment to eliminate the minority interest in Hewitt Associates which existed prior to the de-consolidation of Hewitt Associates.

On a pro forma basis, the Company’s net revenues were $33,607 compared to its actual net revenues of $1,719,674 for the year ended September 30, 2002. On a pro forma basis, the Company’s income after taxes and minority interest and before owner distributions was $10,782 compared to its actual income after taxes and minority interest and before owner distributions of $186,033 for the year ended September 30, 2002. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

6.	Acquisitions

Cyborg Worldwide, Inc.

On June 5, 2003, Hewitt Associates purchased Cyborg Worldwide, Inc., the parent of Cyborg Systems, Inc. (“Cyborg”), a global provider of human resources management software and payroll services. Cyborg will operate within Hewitt Associates’ Outsourcing segment. The purchase price totaled $43,580, and was comprised of $43,000 of cash and $580 of estimated acquisition related costs, plus the potential for additional performance-based consideration of up to $30,000 payable through 2006. The preliminary allocation of the $43,580 purchase price to acquired net assets resulted in the allocation of $14,565 to goodwill and $30,715 to identifiable intangible assets, which includes $17,806 to customer relationships with an estimated twelve-year useful life, $12,209 to capitalized software with an estimated five-year life and $699 to trademarks with an estimated three-year useful life. The preliminary allocation also included allocations of $9,138 to identifiable assets and $10,838 to assumed liabilities. Hewitt Associates expects all of the goodwill to be deductible for U.S. tax purposes. Cyborg’s results of operations are included within the Company’s historical results from the acquisition date of June 5, 2003 through the date of the Distribution and subsequent de-consolidation of Hewitt Associates. This acquisition is not considered to be material to the Company, and, therefore, pro forma information has not been presented.

Benefits Administration and Actuarial Business of the Northern Trust Corporation

On June 15, 2003, Hewitt Associates acquired substantially all of the assets of Northern Trust Retirement Consulting LLC, Northern Trust Corporation’s retirement consulting and administration business (“NTRC”), which provides retirement consulting and actuarial services and defined benefit, defined contribution and retiree health and welfare administration services. The benefit administration business will operate within Hewitt Associates’ Outsourcing segment and the retirement consulting and actuarial business within the Consulting segment. The purchase price was comprised of $17,600 in cash for the assignment of client, vendor and third-party contract rights and obligations applicable to the acquired business; computer equipment, furniture and leasehold improvements owned or leased by NTRC in its Atlanta, Georgia facility, and the assumption of NTRC’s real estate lease obligation for its Atlanta, Georgia facility. The preliminary allocation of the purchase price resulted in the allocation of $7,285 to goodwill. Hewitt Associates’ expects all of the goodwill to be deductible for U.S. tax purposes. As part of the acquisition agreement, Hewitt Associates has agreed with the Northern Trust Corporation to, on a non-exclusive basis, recommend Northern Trust Corporation’s custody, trustee and benefit payment services to Hewitt Associates’ clients and prospective clients and Northern Trust Corporation has agreed to recommend Hewitt Associates’ outsourcing services to their clients and prospective clients. NTRC’s results of operations are included within the Company’s historical results from the acquisition date of June 15, 2003 through the date of the Distribution and subsequent de-consolidation of Hewitt Associates. This acquisition is not considered to be material to the Company, and, therefore, pro forma information has not been presented.

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

Assuming the acquisition of Bacon & Woodrow occurred at the beginning of fiscal 2002, pro forma net revenues would have been approximately $1,807,000 in 2002; pro forma net income would have been approximately $215,000 in 2002. These pro forma results, which are unaudited, give effect to Hewitt Associates’ incorporation and initial public offering on the dates such events actually occurred, on May 31, 2002 and June 27, 2002, respectively. The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been consummated at the beginning of each year, nor are they necessarily indicative of future consolidated operating results.

Other Acquisitions

Prior to the Distribution and subsequent de-consolidation of Hewitt Associates in 2003, Hewitt Associates acquired the controlling interests in joint venture investments in The Netherlands, India, and Singapore. Hewitt Associates acquired these entities for cash at an aggregate cost of $12,691. The preliminary allocations of the purchase price resulted in the aggregate allocation of $18,199 to goodwill, of which $7,185 was assigned to Hewitt Associates’ Outsourcing segment, with the remainder of $11,014 assigned to Hewitt Associates’ Consulting segment. Hewitt Associates expects approximately one-half of the goodwill to be deductible for U.S. tax purposes. These acquisitions are not considered to be material to the Company, and, therefore, pro forma information has not been presented.

7.	Client Receivables and Unbilled Work in Process

Client receivables and unbilled work in process, net of allowances, for work performed through September 30, 2003, consisted of the following:

2003
Client receivables	$563
Unbilled work in process	181

$744

An analysis of the activity in the client receivable and unbilled work in process allowances for the years ended September 30, 2004, 2003 and 2002, consisted of the following:

	2004	2003	2002
Balance at beginning of year	$221	$18,960	$14,540
Increase in allowances	—	14,041	34,253
Use of allowances	(221)	(15,928)	(29,833)
De-consolidation of Hewitt Associates	—	(16,852)	—

Balance at end of year	$—	$221	$18,960

8.	Financial Instruments

The Company does not enter into derivative transactions except in limited situations when there is a compelling reason to mitigate economic risk. On August 6, 2001, Hewitt Associates purchased a £150 million foreign currency option to offset the foreign currency risk associated with its planned purchase of the benefits consulting business of Bacon & Woodrow for common stock with a value of £140 million. (See Note 6, Acquisitions). This foreign currency option expired in May 2002. This instrument did not qualify for the hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, because SFAS No. 133 prohibits hedge accounting for a forecasted business combination. The instrument was marked to the spot rate and resulting gains or losses were recognized currently in other expenses, net. For the year ended September 30, 2002, the loss on the option was $3,653.

9.	Goodwill and Intangible Assets

Prior to the July 1, 2003 de-consolidation of Hewitt Associates, the Company tested goodwill for impairment annually or whenever indicators of impairment arise. During the years ended September 30, 2003 and 2002, no impairments were recognized.

The following is a summary of income after taxes and minority interest and before owner distributions for the year ended September 30, 2002, as adjusted to remove the amortization of Hewitt Associates’ goodwill:

2002
Income after taxes and minority interest and before owner distributions:
As reported	$186,033
Goodwill amortization, net of tax and minority interest	679

As adjusted	$186,712

The following is a summary of changes in the carrying amount of goodwill by segment for the years ended September 30, 2003 and 2002:

	Outsourcing Segment	Consulting Segment	Total
Balance at September 30, 2002	$—	$201,286	$201,286
Additions and other adjustments	28,299	14,288	42,587
Effect of changes in foreign exchange rates	—	12,756	12,756
De-consolidation of Hewitt Associates	(28,299)	(228,330)	(256,629)

Balance at September 30, 2003	$—	$—	$—

Goodwill, customer relationships, and trademark additions during the year ended September 30, 2003, resulted from acquisitions made by Hewitt Associates (see Note 6, Acquisitions) and an adjustment to the purchase price allocation related to a Hewitt Associates’ acquisition in Switzerland.

Intangible assets with definite useful lives are amortized over their estimated useful lives and are tested for impairment whenever indicators of impairment arise. The following is a summary of intangible assets at September 30, 2004 and 2003:

	September 30, 2004	September 30, 2003
Deferred loan costs
Gross carrying amount	$1,217	$1,217
Accumulated amortization	(374)	(312)

Net	$843	$905

Amortization expense related to definite-lived intangible assets for the years ended September 30, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Capitalized software	$—	$23,039	$24,679
Trademarks	—	1,568	509
Customer relationships	—	179	—
Deferred loan costs	62	62	62

Total	$62	$24,848	$25,250

Estimated amortization expense related to intangible assets at September 30, 2004, is $62 in each of the five years that end September 30, 2008 and $533 thereafter.

10.	Investment in Hewitt Associates

As of September 30, 2004, the Company owned approximately 2% of Hewitt Associates, Inc. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting the investment in Hewitt Associates using the cost method of accounting. The investment is carried at its historical cost and is reduced by distributions to the Company’s owners as they occur. The fair market value of the investment in Hewitt Associates approximated $54,800 at September 30, 2004.

11.	Investment in Overlook Associates

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% equity interest in Overlook Associates, an Illinois partnership, as FORE Holdings does not exercise control over this company. Overlook Associates owns and operates commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois.

12.	Debt

Debt at September 30, 2004 and 2003, consisted of the following:

	2004	2003
Secured credit tenant notes	$205,314	$214,047
Current portion	(9,348)	(8,733)

Long-term debt, less current portion	$195,966	$205,314

The principal portion of long-term debt becomes due as follows:

Fiscal year ending:
2005	$9,348
2006	10,006
2007	10,711
2008	11,465
2009	12,273
2010 and thereafter	151,511

Total	$205,314

The Company has issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, totaling $205,314 and $214,047 as of September 30, 2004 and 2003, respectively, bearing interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

On November 26, 2002, FORE Holdings obtained a $55,000 line of credit facility. The facility expired on June 30, 2003. Borrowings under the facility accrued interest at adjusted LIBOR plus 175 basis points or the prime rate, at the Company’s option.

The debt of the Company described below was obtained by Hewitt Associates prior to July 1, 2003. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, no Hewitt Associates’ debt is recorded by the Company at September 30, 2004 and 2003.

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

On February 23, 1998, Hewitt Associates obtained an unsecured multi-currency line of credit with banks permitting borrowings up to $10,000 at a multi-currency interbank interest rate plus 75 basis points, ranging from .75% to 5.21% as of September 30, 2002. All outstanding balances on the unsecured multi-currency line of credit were repaid in full at the expiration of the facility on February 28, 2003. In addition, Hewitt Bacon & Woodrow Ltd., Hewitt Associates’ U.K. subsidiary, had an unsecured British Pound Sterling line of credit permitting borrowings of up to £20 million until July 30, 2003, and £17 million thereafter until expiration of the facility on January 31, 2004.

On March 7, 2003, Hewitt Associates entered into a contract with a lender to guarantee borrowings of its subsidiaries up to $13,000 in multiple currency loans and letters of credit to replace its unsecured multi-currency line of credit, which the Company repaid in February 2003. There is no fixed termination date on this contract. This contract allows Hewitt Associates subsidiaries to secure financing at rates based on Hewitt Associates’ credit-worthiness, however, the terms and conditions of the financing with the lender were not finalized until after the Distribution and subsequent de-consolidation of Hewitt Associates. On March 17, 2003, Hewitt Associates’ subsidiary, the Lincolnshire Insurance Company, obtained a $6,000 letter of credit under this contract.

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

Various debt agreements call for the maintenance of specified financial ratios, among other restrictions. At September 30, 2004 and 2003, the Company was in compliance with all debt covenants.

13.	Lease Agreements

Hewitt Associates had obligations under long-term non-cancelable lease agreements, principally for office space, furniture and equipment, with terms ranging from one to twenty years. Some of the leases were with related parties (See Note 14, Related Party Transactions). As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company no longer has any long-term non-cancelable lease obligations at September 30, 2004 and 2003.

Hewitt Associates’ Capital Leases

In April 2002, the Company sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space through April 2017. Lease payments were made in monthly installments at 7.33% interest. See Note 20, Dispositions of Property, for additional information on the sale of the Norwalk property.

Hewitt Associates’ computer and telecommunications equipment installment notes and capitalized leases were secured by the related equipment and were payable typically over three to five years in monthly or quarterly installments and at various interest rates ranging from 5.50% to 7.97%.

As a result of the Company’s distribution of the majority of its interests in Hewitt Associates on July 1, 2003, and subsequent de-consolidation of Hewitt Associates, the Company does not have any minimum future rental payments required under capital leases at September 30, 2004.

Hewitt Associates’ Operating Leases

Hewitt Associates also had various third-party operating leases for office space, furniture and equipment with terms ranging from one to twenty years. Hewitt Associates had various office leases that grant a free rent period. The accompanying consolidated statements of operations reflect all rent expense on a straight-line basis over the term of the leases. The difference between straight-line basis rent and the amount paid has been recorded as accrued lease obligations. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company had no rental expense for operating leases for the year ended September 30, 2004. Total rental expense for Hewitt Associates’ operating leases amounted to $58,859 in 2003 and $75,217 in 2002.

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company does not have any minimum future rental payments required under operating leases at September 30, 2004. In addition, subsequent to July 1, 2003, the Company has future minimum rental receipts due from Hewitt Associates on non-cancelable operating leases with the Company’s Property Entities. The future minimum rental receipts due from Hewitt Associates on non-cancelable operating leases as of September 30, 2004, were as follows:

Fiscal year ending:
2005	$23,094
2006	23,094
2007	23,094
2008	23,094
2009	23,094
2010 and thereafter	207,087

Total minimum rental receipts	$322,557

14.	Related Party Transactions

The Company and its subsidiaries have entered into real estate transactions as described below with Hewitt Associates. The following leases were outstanding during the years ended September 30, 2004, 2003 and 2002:

Holdings Property Entity	Location	Commencement Date	Expiration Date
FORE Holdings LLC	Rowayton, Connecticut	October 1994	November 2001
Hewitt Properties I	Lincolnshire, Illinois	November 1998	November 2018
Hewitt Properties II	Lincolnshire, Illinois	December 1999	December 2019
Hewitt Properties III	Lincolnshire, Illinois	May 1999	May 2014
Hewitt Properties IV	Orlando, Florida	March 2000	March 2020
Hewitt Properties IV	The Woodlands, Texas	March 2000	March 2020
Hewitt Properties VII*	Norwalk, Connecticut	September 2001	September 2017
The Bayview Trust*	Newport Beach, California	June 2002	May 2017
Overlook Associates	Lincolnshire, Illinois	**	**

*	The Company sold its interest in the Norwalk property in April 2002 and its interest in the Newport Beach property in March 2003, as such, the leases were terminated and/or assigned (see below).

**	Hewitt Associates has several leases with Overlook Associates, the first began in 1989 and the last expires in 2017.

Total lease receipts were $33,814 in 2004, $34,105 in 2003 and $40,053 in 2002. The leases were entered into on terms comparable to those which could have been obtained on an arm’s length basis.

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

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of Hewitt Associates, is providing certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement, totaled $117, $425 and $17 for the years ended September 30, 2004, 2003 and 2002, respectively. All such fees have been paid by FORE Holdings through September 30, 2004.

15.	Retirement Plans

FORE Holdings’ Owner Plans

The Company maintained a profit sharing and a pension plan for owners based on their earnings from self-employment related to the period prior to the incorporation of Hewitt Associates in May 2002. All contributions to these plans were funded by the owners. The contributions to these plans for the 2002 plan year were the final regular contributions to be made under the plans. A final contribution to the pension plan was made during fiscal 2004 in connection with the termination of the pension plan. The owners who became employees of Hewitt Associates following incorporation are now covered by the plans described below.

Hewitt Associates’ Employee 401(k) and Profit Sharing Plan

Hewitt Associates has a qualified 401(k) and profit sharing plan for its eligible employees. Under the plan, Hewitt Associates makes annual contributions equal to a percentage of participants’ total cash compensation and may make additional contributions in accordance with the terms of the plan. Additionally, employees may make contributions in accordance with the terms of the plan, with a portion of those contributions matched by Hewitt Associates. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company does not have any employees and therefore no longer has a 401(k) and Profit Sharing Plan. In 2003 and 2002, Hewitt Associates’ profit sharing plan expenses were $41,010 and $66,005, respectively.

Hewitt Associates’ Defined Benefit Plans

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

Hewitt Associates’ Healthcare Plans

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

As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company does not have any benefit obligations and plan assets as of September 30, 2004 and 2003 and the Company does not have any net periodic benefit cost for the year ended September 30, 2004. The components of net periodic benefit costs for Hewitt Associates for the years ended September 30, 2003 and 2002 were as follows:

	Pension Benefits		Health Benefits
	2003	2002	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$4,338	$809	$602	$608
Interest cost	3,080	1,148	448	336
Expected return on plan assets	(2,558)	(1,041)	—	—
Amortization of:
Unrecognized prior service cost	—	—	120	—
Unrecognized loss	—	—	50	68
Transition obligation	—	—	25	33

Net periodic benefit cost	$4,860	$916	$1,245	$1,045

16.	Hewitt Associates’ Stock-Based Compensation Plans

In 2002, Hewitt Associates adopted the Hewitt Global Stock and Incentive Compensation Plan (the “Plan”) for associates and directors. The Plan is administered by the Compensation and Leadership Committee of the Board of Directors of Hewitt Associates (the “Committee”). Under the Plan, associates and directors may receive awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and cash-based awards. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company is no longer subject to the terms of the Plan. Through the date of the de-consolidation of Hewitt Associates on July 1, 2003, only restricted stock and restricted stock units and non-qualified stock options were granted. A total of 25,000,000 shares of Hewitt Associates’ Class A common stock were reserved for issuance under the Plan.

Restricted Stock and Restricted Stock Units

In connection with the Hewitt Associates initial public offering, Hewitt Associates granted 5,789,908 shares of Class A restricted stock and restricted stock units to employees. The restricted stock and restricted stock units have substantially the same terms, except the holders of restricted stock units do not have voting rights. The one-time initial public offering-related awards were valued at $110,141 on the June 27, 2002, grant date (a weighted price of $19.02 per share) and 37% were amortized on a straight-line basis as non-cash compensation expense from the grant date until December 31, 2002 and 63% are being amortized on a straight-line basis as non-cash compensation expense over four years following the grant date. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, compensation expense related to the initial public offering restricted stock awards was $0 for the year ended September 30, 2004. For the years ended September 30, 2003 and 2002, compensation expense for the initial public offering restricted stock awards was $35,193 and $27,525, respectively, representing amortization and applicable payroll taxes for the respective periods.

Stock Options

The Committee may grant both incentive stock options and non-qualified stock options to purchase shares of Class A common stock. Subject to the terms and provisions of the plan, stock options may be granted to participants in such number, and upon such terms, as determined by the Committee, provided that incentive stock options may not be granted to directors. The stock option price is determined by the Committee, provided that for stock options issued to participants in the United States, the stock option price should not be less than 100% of the fair market value of the underlying shares on the date the stock option is granted and no stock option should be exercisable later than the tenth anniversary of its grant. The non-qualified stock options granted vest over a period of four years and expire in ten years. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, there was no Hewitt Associates stock option activity captured at FORE Holdings for the year ended September 30, 2004. The following table summarizes stock option activity during 2003 and 2002:

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

17.	Legal Proceedings

The Company is not party to any legal proceedings that are expected to have a material adverse effect on the Company’s business, financial condition or results of operations. In the ordinary course of business, the Company is routinely audited and subject to inquiries by government and regulatory agencies.

18.	Hewitt Associates’ Income Taxes

Prior to Hewitt Associates’ transition to a corporate structure and subsequent to the Distribution and de-consolidation of Hewitt Associates on July 1, 2003, no provision for income taxes was made as the liability for such taxes were the responsibility of the Company’s owners. As a result of Hewitt Associates’ transition to a corporate structure on May 31, 2002, a tax expense of $21,711 was recognized in fiscal 2002 related to establishment of deferred tax assets and liabilities recorded in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, arising from temporary differences between the book and tax basis of Hewitt Associates LLC and Affiliates’ assets and liabilities as of May 31, 2002.

For the period May 31, 2002 through June 30, 2003, the dates of Hewitt Associates transition to a corporate structure and subsequent de-consolidation of Hewitt Associates from the Company’s results, the provision for income taxes aggregated $44,811 in fiscal 2003 and $11,342 in fiscal 2002 ($33,053 income tax expense less the $21,711 tax expense related to the transition to a corporate structure), respectively, and consisted of the following:

	2003			2002
	Current	Deferred	Total	Current	Deferred	Total
U.S. Federal	$15,976	$21,009	$36,985	$25,740	$(16,108)	$9,632
State and local	3,699	3,001	6,700	4,808	(3,314)	1,494
Foreign	1,121	5	1,126	216	—	216

	$20,796	$24,015	$44,811	$30,764	$(19,422)	$11,342

At September 30, 2004 and 2003, the Company had no income tax liability as a result of the Distribution and subsequent de-consolidation of Hewitt Associates.

The provision for income taxes while Hewitt Associates was incorporated and consolidated within the Company’s results differed from the amounts computed by applying the U.S. federal income tax rate of 35% to Hewitt Associates’ income before taxes as a result of the following:

	2003	2002
Provision for taxes at U.S. federal statutory rate	$38,332	$3,626
Increase (reduction) in income taxes resulting from:
Costs of transition to corporate structure	—	4,530
State and local income taxes, net of federal income tax benefits	3,592	972
Nondeductible expenses	712	592
Foreign earnings taxed at varying rates and foreign losses not tax effected	1,906	1,401
Other	269	221

	$44,811	$11,342

19.	Segments and Geographic Data

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

•	Outsourcing—Hewitt Associates’ applies its human resources expertise and employs its integrated technology systems to administer its clients’ human resources programs. Hewitt Associates’ benefits outsourcing services include health and welfare (such as medical plans), defined contribution (such as 401(k) plans) and defined benefit (such as pension plans). Hewitt Associates’ payroll services include installed payroll software and fully outsourced processing. Hewitt Associates’ workforce management outsourcing services include workforce administration, rewards management, recruiting and staffing, performance management, learning and development, and talent management.

•	Consulting—Hewitt Associates provides a wide array of consulting and actuarial services covering the design, implementation, communication and operation of health and welfare, compensation and retirement plans and broader human resources programs and processes.

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

The table below presents information about the Company’s reportable segments for the periods presented:

	Year Ended September 30,
	2003 (1)	2002 (2) (3)
Outsourcing
HR Services revenues before reimbursements	$908,187	$1,115,462
Segment income	181,628	272,702
Consulting (3)
HR Services revenues before reimbursements	$545,075	600,735
Segment income	102,618	161,787
Total Company
HR Services revenues before reimbursements	$1,453,262	$1,716,197
Rental revenues from Hewitt Associates	5,711	—
Other rental revenues	1,681	3,477

Total revenues before reimbursements (net revenues)	1,460,654	1,719,674
Reimbursements	40,395	33,882

Total revenues	$1,501,049	$1,753,556

Segment income	$284,246	$434,489
Charges not recorded at the Segment level (4):
One-time charges	—	26,143
Initial public offering restricted stock awards (1) (2) (5)	35,193	27,525
Unallocated shared costs (1) (2)	126,833	140,501

Operating income – Hewitt Associates (1) (2)	122,220	240,320
Operating income – FORE Holdings LLC and Properties Entities (6)	73,801	16,364

Operating Income (1) (2)	$196,021	$256,684

Assets not reported by segment	$261,419

Total assets	$261,419

(1)	Fiscal 2003 results include Hewitt Associates’ consolidated results through the Distribution and subsequent de-consolidation of Hewitt Associates from the Company’s results on July 1, 2003.

(2)	Prior to May 31, 2002, owners were compensated through distributions of income. In connection with Hewitt Associates’ transition to a corporate structure on May 31, 2002, owners who worked in the business became employees and Hewitt Associates began to record their compensation as compensation and related expenses in arriving at segment income.

(3)	On June 5, 2002, Hewitt Associates acquired the benefits consulting business of Bacon & Woodrow. As such, the results of Bacon & Woodrow have been included in our Consulting segment results from the acquisition date through July 1, 2003, the date of the de-consolidation of Hewitt Associates.

(4)	In connection with Hewitt Associates’ transition to a corporate structure, the following one-time charges were incurred: a) $8,300 of non-recurring compensation expense related to the establishment of a vacation liability for its former owners and b) $17,843 of non-recurring compensation expense resulting from certain owners receiving more Hewitt Associates’ common stock than their proportional share of total capital, without offset for those owners who receive less than their proportional share.

(5)	Compensation expense of $35,193 and $27,525 million for the years ended September 30, 2003 and 2002, respectively, related to the amortization of initial public offering restricted stock awards.

(6)	For the historical periods presented above, Hewitt Associates’ consolidated results include the majority of the occupancy costs under operating and capital leases. Incremental other operating expenses at FORE Holdings LLC and Property Entities have not been allocated to the segments. Included in other operating income (expenses) is the elimination of intercompany charges included in the segment results.

Revenues and long-lived assets by geographic area for the following fiscal years are provided below. Revenues are attributed to geographic areas based on the country where the associates perform the services. Long-lived assets include net property and equipment and intangible assets, such as capitalized software and were $227,783 and

$235,484 at September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003, all long-lived assets of the Company were located in the United States.

	Year Ended September 30,
	2004	2003	2002
Revenues
United States	$22,849	$1,245,219	$1,575,224
United Kingdom	—	160,502	84,313
All Other Countries	—	95,328	94,019

Total	$22,849	$1,501,049	$1,753,556

20.	Dispositions

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in a gain of $39,930. Proceeds from the sale totaled $67,283. At the time of the sale, Hewitt Associates was leasing office space at the property. As a result of Hewitt Associates’ lease for a portion of the office space at this property, the Company accounted for the sale as a sale-leaseback transaction and deferred $22,746 of the gain on the sale and began amortizing it into income over the life of the Hewitt Associates lease. The remaining $17,184 of the gain was recognized as other income in the quarter ended March 31, 2003. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $21,706 of the unamortized deferred gain on the sale in the fiscal fourth quarter of 2003, with $508 remaining at September 30, 2003 as deferred in other long-term liabilities, which represented the extent of the Company’s continued ownership of Hewitt Associates and which was being amortized into income over the remaining lease period. As a result of the Company beginning to use the cost method of accounting for its investment in Hewitt Associates, the Company recognized the remaining portion of the deferred gain in the second fiscal quarter of 2004.

On May 7, 2003, the Company sold a vacant office building located in Rowayton, Connecticut to an independent third party resulting in a gain of $10,116. Proceeds from the sale totaled $16,744.

In April 2002, the Company sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space through April 2017. The Company accounted for the sale as a sale-leaseback transaction and deferred a gain of $10,899 on the sale of the Norwalk property in other long-term liabilities which was recognized into income as an offset to depreciation expense ratably over the capital lease term. As a result of the Distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized $9,821 of the unamortized deferred gain on the sale in the fourth fiscal quarter of 2003, with $230 remaining as deferred in other long-term liabilities representing the extent of the Company’s continued ownership of Hewitt Associates and such remaining deferral was being amortized into income over the remaining lease period. As a result of the Company beginning to use the cost method of accounting for its investment in Hewitt Associates, the Company recognized the remaining portion of the deferred gain in the second fiscal quarter of 2004.

Schedule III – Consolidated Real Estate and Accumulated Depreciation as of September 30, 2004

(Dollars in thousands)

			Initial Cost to Company		Subsequent Costs Capitalized, Net
Description	Location	Encumbrances at September 30, 2004	Land	Buildings and additions	Land	Buildings and additions	Land	Buildings and additions	Total (a)	Accumulated Depreciation	Date of Construction/ Renovation	Date Acquired	Depreciable Lives
Office Rental Properties:
Hewitt Properties I	Lincolnshire, IL	61,827	3,641	—	—	76,587	3,641	76,587	80,228	(12,940)	1998	May 31/89	39
Hewitt Properties II	Lincolnshire, IL	38,902	2,427	—	—	44,215	2,427	44,215	46,642	(5,858)	1999	Oct 1/98	39
Hewitt Properties III	Lincolnshire, IL	29,996	4,039	—	(107)	34,221	3,932	34,221	38,153	(22,397)	1978/1982/1987	1978/1981	25/30
Hewitt Properties IV	Orlando, FL	26,325	1,779	—	—	41,541	1,779	41,541	43,320	(6,953)	1999	Aug 6/99	39
Hewitt Properties IV	Woodlands, TX	48,263	9,164	—	—	56,585	9,164	56,585	65,749	(5,501)	1999/2000	Feb 1/98	39
Orlando Land	Orlando, FL	—	1,236	—	—	—	1,236	—	1,236	—		May 14/97	—
LS Schwarzenhorn	Lincolnshire, IL	—	185	103	—	—	185	103	288	(102)		Sept 12/80	10

		205,313	22,471	103	(107)	253,149	22,364	253,252	275,616	(53,751)

The changes in investment in real estate for the years ended September 30, 2004 and 2003 are as follows:

	2004	2003 (b)
Balance at the beginning of the year
Additions during the year:	$228,801	$230,510
Acquisitions	—	—
Improvements	—	—
Other (must describe)	—	—
Deductions during the year:
Cost of real estate sold	(107)	—
Write-off of fully depreciated assets	—	—
Depreciation expense for assets (c)	(6,829)	(1,709)

Balance at the end of the year	$221,865	$228,801

(a)	The total aggregate cost of the property for Federal income tax purposes was $275,815 and $275,922 at September 30, 2004 and 2003, respectively.

(b)	On July 1, 2003, FORE Holdings LLC (“FORE Holdings”) distributed its shares of Class B common stock of Hewitt Associates, Inc. (“Hewitt Associates”) to its owners, with the exception of certain owners resident outside the United States who continue to hold their shares through FORE Holdings (the “Distribution”). The distributed shares continue to be subject to the same restrictions with respect to voting, transfer and book to market phase-in as they were when held by FORE Holdings. The Distribution reduced FORE Holdings’ interest in Hewitt Associates to approximately 2% so that FORE Holdings no longer consolidates the results of Hewitt Associates., but accounted for the remaining investment in Hewitt Associates using the equity method of accounting through January 28, 2004. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. Prior to the Distribution, the real estate at FORE Holdings was used in the business and as such, is not presented in the schedule.

(c)	For the year ended September 2003, depreciation expense for assets represents depreciation expense for the period July 1, 2003 through September 30, 2003, the period subsequent to the Distribution and de-consolidation of Hewitt Associates.

INDEX TO EXHIBITS

Exhibit	Description

2.1	Business Amalgamation Agreement between the Partners of Bacon & Woodrow signatory thereto, FORE Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.1 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

2.2	Amendment to Business Amalgamation Agreement, between the Partners of Bacon & Woodrow signatory thereto, FORE Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 2.2 to Hewitt Associates, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2002).

3.1	Amended and Restated Operating Agreement of FORE Holdings LLC.

3.2	Articles of Organization, as amended.

10.1	Amended and Restated Registration Rights Agreement between FORE Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.3 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

10.2	Transfer Restriction Agreement between FORE Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.11 to Hewitt Associates, Inc.’s Registration Statement on Form S-1 as amended, Registration No. 333-105560).

10.3+	Distribution Agreement between FORE Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.12 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.4	Services Agreement between FORE Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

10.5	Ownership Interest Transfer Agreement between FORE Holdings LLC and Hewitt Associates, Inc. (incorporated herein by reference to Exhibit 10.18 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.6	Lease Agreement by and between Hewitt Properties I LLC and Hewitt Associates LLC dated as of October 1, 1997, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.19 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.7	Lease Agreement by and between Hewitt Properties III LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.20 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.8	Promissory Note, dated as of November 26, 2002, among FORE Holdings LLC and Harris Trust and Savings Bank (incorporated herein by reference to Exhibit 10.24 to FORE Holdings LLC’s Registration Statement on Form 10).

10.9	Hewitt Properties I LLC Note Purchase Agreement, dated as of October 1, 1997, authorizing the issue and sale of $75,000,000 aggregate principal amount of its 7.02% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.26 to FORE Holdings LLC’s Registration Statement on Form 10).

10.10	Hewitt Properties II LLC Note Purchase Agreement, dated as of November 19, 1998, authorizing the issue and sale of $45,000,000 aggregate principal amount of its 6.73% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.27 to FORE Holdings LLC’s Registration Statement on Form 10).

10.11	Hewitt Properties III LLC Note Purchase Agreement, dated as of April 22, 1999, authorizing the issue and sale of $40,000,000 aggregate principal amount of its 6.89% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.28 to FORE Holdings LLC’s Registration Statement on Form 10).

10.12	Hewitt Properties IV LLC Note Purchase Agreement, dated as of April 22, 1999, authorizing the issue and sale of $85,000,000 aggregate principal amount of its 7.13% notes, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.29 to FORE Holdings LLC’s Registration Statement on Form 10).

10.13	Lease Agreement by and between Hewitt Properties II LLC and Hewitt Associates LLC dated as of July 31, 1998, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.25 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.14	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.26 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.15	Lease Agreement by and between Hewitt Properties IV LLC and Hewitt Associates LLC dated as of April 22, 1999, as amended on May 31, 2002 (incorporated herein by reference to Exhibit 10.27 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.16	Lease Agreement by and between LaSalle Bank National Association—Trust # 108178, Trustee for Overlook Associates with FORE Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of May 15, 1989, as amended by amendments 1 through 9 thereto (incorporated herein by reference to Exhibit 10.28 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.17	Lease Agreement by and between LaSalle Bank National Association—Trust # 108178, Trustee for Overlook Associates with FORE Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of August 15, 1995, as amended on October 1, 1995 and September 28, 2001 (incorporated herein by reference to Exhibit 10.29 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.18	Lease Agreement by and between LaSalle Bank National Association—Trust # 108178, Trustee for Overlook Associates with FORE Holdings LLC (51%) and Tower Parkway Associates (49%) as general partners and Hewitt Associates LLC dated as of December 1, 1989, as amended on September 28, 2001 (incorporated herein by reference to Exhibit 10.30 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, Registration No. 333-105560).

10.19	Agreement of lease, dated June 1, 2002, between ANNOD CORP., not personally but solely as trustee of The Bayview Trust, Landlord and Hewitt Associates LLC, Tenant (incorporated herein by reference to Exhibit 10.37 to FORE Holdings LLC’s Registration Statement on Form 10).

10.20	Stockholders’ Agreement by and among Hewitt Associates, Inc., FORE Holdings LLC and the Covered Persons signatory thereto, dated as of July 1, 2003 (incorporated herein by reference to Exhibit 10.31 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-105560).

21	Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

+	Confidential treatment has been granted for portions of this document