Form 10-Q
period 2004-12-31
FORE HOLDINGS LLC
filed 2005-02-09
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

FORE HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

DECEMBER 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORE HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,946	$5,984
Prepaid expenses and other current assets	1	1

Total current assets	1,947	5,985

Non-Current Assets
Property and equipment, net
Land	22,364	22,364
Buildings and building improvements	253,252	253,252
Computer equipment	1,978	1,978
Furniture and equipment	7,248	7,248

	284,842	284,842
Less accumulated depreciation	(64,657)	(62,878)

Total property and equipment, net	220,185	221,964
Related party deferred rent receivable (Note 6)	3,620	3,682
Due from owners	1,376	1,294
Deferred loan costs, net	828	843
Investment in Hewitt Associates (Note 4)	13,104	15,861
Investment in Overlook Associates (Note 5)	7,958	3,042

Total non-current assets	247,071	246,686

Total Assets	$249,018	$252,671

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$51	$35
Current portion of long-term debt	9,508	9,348

Total current liabilities	9,559	9,383

Long-Term Liabilities – debt, less current portion	193,528	195,966

Total Liabilities	$203,087	$205,349

Commitments and Contingencies (Notes 7)

Owners’ Capital
Paid-in capital and accumulated earnings	$45,110	$46,501
Accumulated other comprehensive income	821	821

Total owners’ capital	45,931	47,322

Total Liabilities and Owners’ Capital	$249,018	$252,671

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2004	2003
Rental revenues from Hewitt Associates	$5,755	$5,709

Operating expenses:
Other operating expenses	1,779	1,941
Selling, general and administrative expenses	34	354
Gain on sales of property	—	(377)

Total operating expenses	1,813	1,918

Operating income	3,942	3,791

Other income (expenses), net:
Interest expense	(3,496)	(3,646)
Interest income	4	10
Equity in earnings of unconsolidated investments	4,916	1,354
Other income (expense), net	—	(35)

	1,424	(2,317)

Income before owner distributions	$5,366	$1,474

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Income before owner distributions	$5,366	$1,474
Adjustments to reconcile income before owner distributions to net cash provided by operating activities:
Depreciation	1,779	2,046
Amortization	15	15
Equity in earnings of unconsolidated investments	(4,916)	(1,354)
Gain on sale of property	—	(377)
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	—	607
Prepaid expenses and other current assets	—	(7)
Related party deferred rent receivable	62	65
Accounts payable	16	(327)
Accrued expenses	—	(1,545)

Net cash provided by operating activities	2,322	597

Cash flows from investing activities:
Distributions from equity investments	—	581
Proceeds from sale of property	—	488

Net cash provided by investing activities	—	1,069

Cash flows from financing activities:
Capital contributions (distributions), net	(4,000)	3
Taxes paid on behalf of owners	(82)	(541)
Repayments of long-term debt	(2,278)	(2,129)

Net cash (used in) financing activities	(6,360)	(2,667)

Net decrease in cash and cash equivalents	(4,038)	(1,001)

Cash and cash equivalents, beginning of period	5,984	5,937

Cash and cash equivalents, end of period	$1,946	$4,936

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 AND 2003

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

FORE Holdings owns its real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates on terms which at inception, were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in these properties were funded through capital contributions of FORE Holdings’ owners (individuals who own limited liability company interests of FORE Holdings) and third-party debt. The debt is a non-recourse obligation of FORE Holdings’ Property Entities and is not an obligation of, nor guaranteed by, Hewitt Associates. The properties the Company owns are located in Illinois, Florida, and Texas. FORE Holdings has one business segment consisting of its real estate operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2004, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Revenue Recognition

The Company leases its real estate properties pursuant to operating leases. The Company records rental income for the full term of each lease on a straight-line basis. Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three months ended December 31, 2004, 100% of the Company’s rental income was derived from leases with Hewitt Associates.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, depreciation and amortization, asset impairment, and any contingencies. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates

3. Deferred Loan Costs

At December 31, 2004 and September 30, 2004, intangible assets with definite useful lives include deferred loan costs with an estimated useful life of 20 years.

	December 31, 2004	September 30, 2004
Deferred loan costs
Gross carrying amount	$1,217	$1,217
Accumulated amortization	(389)	(374)

Net	$828	$843

The Company tests the deferred loan costs for impairment whenever indicators of impairment arise. During the three months ended December 31, 2004 and for the year ended September 30, 2004, no impairments on deferred loan costs were recognized.

Amortization expense related to the deferred loan costs, the only definite-lived intangible asset, was $15 for both the three months ended December 31, 2004 and 2003.

Estimated amortization expense related to deferred loan costs at September 30, 2004, is $62 in each of the five years that end September 30, 2008 and $533 thereafter.

4. Investment in Hewitt Associates

As of December 31, 2004 and September 30, 2004, the Company owned approximately 1% and 2%, respectively, of Hewitt Associates, Inc. The investment in Hewitt Associates was accounted for using the equity method of accounting for the three months ended December 31, 2003 and using the cost method of accounting for the three months ended December 31, 2004. Prior to January 28, 2004, the majority of directors on Hewitt Associates’ Board held limited liability company interests in the Company. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the investment in Hewitt Associates using the cost method of accounting. The investment is carried at its historical cost and is reduced by distributions to the Company’s owners as they occur. The fair market value of the investment in Hewitt Associates approximated $54,802 at December 31, 2004.

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

Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded for the current difference between the straight-line rent and the rent that is contractually due from the lessee. As of December 31, 2004 and September 30, 2004, the deferred rent receivable with Hewitt Associates was $3,620 and $3,682, respectively.

From May 31, 2002, through September 30, 2007, Hewitt Associates LLC, a subsidiary of Hewitt Associates, is providing certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates LLC an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates LLC provided under the services agreement totaled $22 and $35 for the three months ended December 31, 2004 and 2003, respectively. All such fees have been paid by FORE Holdings through December 31, 2004.

6. Legal Proceedings

The Company is not party to any legal proceedings that are expected to have a material adverse effect on the Company’s business, financial condition or results of operations. In the ordinary course of business, the Company is routinely audited and subject to inquiries by government and regulatory agencies.

7. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended December 31,
	2004	2003
Net Income (loss) before owner distributions	$5,366	$1,474
Other comprehensive income:
Foreign currency translation adjustments	—	589

Accumulated other comprehensive income	$5,366	$2,063

8. Subsequent Event

On January 28, 2005, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, and Hewitt Properties IV LLC, together the “Sellers”, entered into an Agreement of Sale and Purchase to sell certain of the properties the Sellers own for $299,000. All of the lease obligations of these properties would be assigned to the buyer at closing. The transaction is expected to close on April 28, 2005 and is contingent upon due diligence which must be completed by the buyer by March 29, 2005. The buyer can terminate the agreement without liability by delivering written notice to the Sellers prior to March 29, 2005.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2005”or “fiscal 2005” means the twelve-month period that ends September 30, 2005. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q. Certain prior period amounts have been reclassified to conform with the current year presentation.

Overview

FORE Holdings’ only business is owning, financing and leasing real estate assets which are primarily used by Hewitt Associates in operating its business. All of the leases with Hewitt Associates are triple net leases. The properties the Company owns are located in Illinois, Florida and Texas. Rentable square footage consists of approximately 1,145,000 square feet in Lincolnshire, Illinois, approximately 310,000 square feet in Orlando, Florida and approximately 414,000 square feet in The Woodlands, Texas. FORE Holdings has one business segment consisting of its real estate operations.

The Company also has an approximate 1% ownership interest in Hewitt Associates. These shares are held by the Company on behalf of certain owners who reside outside the United States. Prior to January 28, 2004, the majority of directors on Hewitt Associates’ Board were interest holders of the Company. On January 28, 2004, FORE Holdings began accounting for its investment in Hewitt Associates using the cost method of accounting.

Consolidated Financial Highlights

Rental revenues remained relatively flat for the three months ended December 31, 2004 over the comparable prior year period. All of our leases with Hewitt Associates, our only tenant, are triple net leases. Additionally, rent is recorded on a straight-line basis in accordance with accounting principles generally accepted in the United States of America.

Operating income increased by 4% in the three months ended December 31, 2004, respectively, over the comparable prior year period. The increase is primarily a result of decreases in depreciation expense related to furniture and equipment and computer hardware, audit fees, and Securities and Exchange filing fees, offset by a sale of land in the prior year period with no such sale in the current year period and an increase in real estate taxes.

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

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for each of the three month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the three months ended December 31, 2004 and 2003 contains all adjustments, consisting only of normal recurring adjustments, necessary, in the opinion of management, to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended December 31, 2004 and 2003

	Three Months Ended December 31,		Increase/ (Decrease)		% of Net Revenue Three Months Ended December 31,
	2004	2003	Amount	%	2004	2003
		(in thousands)
Rental revenues from Hewitt Associates	$5,755	$5,709	$46	0.8%	100.0%	100.0%

Operating expenses:
Other operating expenses	1,779	1,941	(162)	(8.3)	30.9	34.0
Selling, general and administrative expenses	34	354	(320)	(90.4)	0.6	6.2
Gain on sales of property	—	(377)	377	(100.0)	—	(6.6)

Total operating expenses	1,813	1,918	(105)	(5.5)	31.5	33.6

Operating income	3,942	3,791	151	4.0	68.5	66.4

Other income (expenses), net	1,424	(2,317)	3,741	(161.5)	24.7	(40.6)

Income before owner distributions	$5,366	$1,474	$3,892	264.0%	93.2%	25.8%

Rental Revenues

Rental revenues remained relatively flat at $5,755 in the three months ended December 31, 2004, compared to $5,709 in the comparable prior year period. All of the leases with Hewitt Associates, our only tenant, are triple net leases. Additionally, rent is recorded on a straight-line basis in accordance with accounting principles generally accepted in the United States of America.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization, and property taxes) decreased by 8.3% to $1,779 in the three months ended December 31, 2004 compared to $1,941 in the comparable prior year period. The decrease is primarily a result of a decrease in depreciation expense related to furniture and equipment and computer hardware offset by an increase in real estate taxes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which includes legal and audit fees) decreased 90.4% to $34 for the three months ended December 31, 2004 compared to $354 in the comparable prior year period. The decrease is primarily a result of a decrease in audit fees, securities and exchange filing fees, legal fees and a state tax refund in the current quarter with no such refund in the comparative prior year period.

Gain on Sales of Property

Gain on the sales of property (which includes gains on the sales of land and buildings) decreased 100% for the three months ended December 31, 2004 compared to $377 in the comparable prior year period. The decrease is primarily a result of the sale of land in the three months ended December 31, 2003, with no such sale in the current year period.

Other Income (Expenses), Net

Other income (expenses), net (which primarily includes interest expense, interest income and income from equity investments) totaled $1,424 of other income, net in the three months ended December 31, 2004, compared to other expense, net of $2,317 in the comparable prior year period. The change is primarily a result of an increase in equity earnings from our unconsolidated investment in Overlook Associates resulting from a sale of property owned by Overlook Associates, slightly offset by a decrease in interest expense as a result of lower principal balances on the debt due to continued payments.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes.

	Three Months Ended December 31,
Summary of Cash Flows	2004	2003
Cash provided by operating activities	$2,322	$597
Cash provided by investing activities	—	1,069
Cash used in financing activities	(6,360)	(2,667)

Net decrease in cash and cash equivalents	(4,038)	(1,001)
Cash and cash equivalents at beginning of period	5,984	5,937

Cash and cash equivalents at end of period	$1,946	$4,936

For the three months ended December 31, 2004 and 2003, cash provided by operating activities was $2,322 and $597, respectively. The increase in cash flows provided by operating activities between the three months ended December 31, 2004 and 2003 is primarily a result of the payment of accrued expenses and accounts payable in the prior year resulting from the timing of payments.

For the three months ended December 31, 2004, there were no cash flows from investing activities compared to $1,069 of cash provided by investing activities in the comparable prior year period. The decrease is primarily a result of distributions received from equity investments and proceeds from the sale of land in 2003 with no such activities in the current year quarter.

For the three months ended December 31, 2004 and 2003, cash used in financing activities was $6,360 and $2,667, respectively. The increase in cash used in financing activities is primarily a result of a $4,000 distribution to owners in the three months ended December 31, 2004 with no such payment in the comparable prior year period and an increase in principal payments of debt, offset by a decrease in taxes paid on behalf of owners.

At December 31, 2004, our cash and cash equivalents were $1,946, as compared to $4,936 at December 31, 2003, a decrease of $2,990 or 61%. Cash and cash equivalents decreased primarily as result of a $4,000 distribution to owners in the three months ended December 31, 2004.

Significant ongoing commitments consist primarily of leases and debt.

We have entered into real estate operating leases with Hewitt Associates and its subsidiaries which, at inception, were on terms comparable to those that would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by FORE Holdings’ owners and third-party debt. The properties and debt are reflected on our balance sheets and the debt is not an obligation of, nor guaranteed by, Hewitt Associates.

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, totaling $203,036 as of December 31, 2004, bearing interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners which would result in a default. At December 31, 2004, we were in compliance with the terms of our debt agreements.

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

At December 31, 2004, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At December 31, 2004, a 10 percent decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair market value of our fixed rate debt of $6,695. At December 31, 2004, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $6,430.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

Item 4. Controls and Procedures

Our Chairman and our chief financial officer has concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2004, that have materially affected, or reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 5. Other Information

On January 28, 2005, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, and Hewitt Properties IV LLC, collectively the “Sellers”, entered into an Agreement of Sale and Purchase (the “Sale Agreement”) with Warmack JDG Investment II, LLC (“Buyer”), pursuant to which Buyer would purchase certain of the properties owned by the Sellers for a purchase price of $299,000,000. All of the lease obligations of these properties would be assigned to the Buyer at closing. The transaction is expected to close on April 28, 2005 and is contingent upon due diligence which must be completed by the Buyer by March 29, 2005. The Buyer can terminate the agreement without liability by delivering written notice to the Sellers prior to March 29, 2005. A copy of the Sale Agreement is attached hereto as Exhibit 2.1.

ITEM 6. Exhibits

a.	Exhibits.

2.1	Agreement of Sale and Purchase between Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC and Warmack JDG Investment II, LLC.

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 2, 3 And 4 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORE HOLDINGS LLC
(Registrant)

Date: February 9, 2005	By:	/s/ David L. Hunt
David L. Hunt
Chairman