Form 10-Q
period 2005-03-31
FORE HOLDINGS LLC
filed 2005-05-05
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

FORE HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORE HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,880	$5,984
Prepaid expenses and other current assets	1	1

Total current assets	1,881	5,985

Non-Current Assets
Property and equipment, net
Land	22,364	22,364
Buildings and building improvements	253,252	253,252
Computer equipment	1,978	1,978
Furniture and equipment	7,248	7,248

	284,842	284,842
Less accumulated depreciation	(66,386)	(62,878)

Total property and equipment, net	218,456	221,964
Deferred rent receivable with Hewitt Associates (Note 7)	3,559	3,682
Due from owners	1,376	1,294
Deferred loan costs, net	812	843
Investment in Hewitt Associates	12,180	15,861
Investment in Overlook Associates	8,824	3,042

Total non-current assets	245,207	246,686

Total Assets	$247,088	$252,671

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$7	$35
Current portion of long-term debt	9,672	9,348

Total current liabilities	9,679	9,383

Long-Term Liabilities – Debt, less current portion	191,048	195,966

Total Liabilities	$200,727	$205,349

Commitments and Contingencies (Notes 8)

Owners’ Capital
Paid-in capital and accumulated earnings	$45,540	$46,501
Accumulated other comprehensive income	821	821

Total owners’ capital	46,361	47,322

Total Liabilities and Owners’ Capital	$247,088	$252,671

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Rental revenues from Hewitt Associates	$5,712	$5,715	$11,467	$11,425

Operating expenses:
Other operating expenses	1,730	1,981	3,510	3,912
Selling, general and administrative expenses	42	(60)	75	304
Gain on sales of property	—	(742)	—	(1,119)

Total operating expenses	1,772	1,179	3,585	3,097

Operating income	3,940	4,536	7,882	8,328

Other expenses, net
Interest expense	(3,457)	(3,609)	(6,953)	(7,255)
Interest income	2	12	7	22
Equity in earnings of unconsolidated investments	867	27	5,782	1,381
Other income (expense), net	—	(33)	—	(69)

	(2,588)	(3,603)	(1,164)	(5,921)

Income before owner distributions	$1,352	$933	$6,718	$2,407

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Income before owner distributions	$6,718	$2,407
Adjustments to reconcile income before owner distributions to net cash provided by operating activities:
Depreciation	3,508	4,026
Amortization	31	31
Equity in earnings of unconsolidated investments	(5,782)	(1,381)
Gain on sale of property	—	(1,119)
Changes in operating assets and liabilities:
Client receivables and unbilled work in process	—	744
Prepaid expenses and other current assets	—	112
Deferred rent receivable with Hewitt Associates	123	123
Due from owners	—	(809)
Accounts payable	(28)	(327)
Accrued expenses	—	(1,644)

Net cash provided by operating activities	4,570	2,163

Cash flows from investing activities:
Distributions from equity investments	—	581
Proceeds from sale of property	—	488

Net cash provided by investing activities	—	1,069

Cash flows from financing activities:
Capital contributions (distributions), net	(3,998)	3
Taxes paid on behalf of owners	(82)	—
Repayments of long-term debt	(4,594)	(4,293)

Net cash (used in) financing activities	(8,674)	(4,290)

Net decrease in cash and cash equivalents	(4,104)	(1,058)

Cash and cash equivalents, beginning of period	5,984	5,937

Cash and cash equivalents, end of period	$1,880	$4,879

Schedule of noncash investing and financing activities:
Distribution of Hewitt Associates shares	$3,681	$1,632

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 AND 2004

(Unaudited)

(Dollars in thousands)

1. Description of Business

On April 29, 2004, Hewitt Holdings LLC changed its name to FORE Holdings LLC (“FORE Holdings” or the “Company”). FORE Holdings LLC and Subsidiaries include the “Property Entities” which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. FORE Holdings is a holding company whose primary business is to own, finance, lease and sell real estate assets.

FORE Holdings owns its real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involve assets that are leased to Hewitt Associates, Inc. and subsidiaries (“Hewitt Associates”). The investments in these properties were funded through capital contributions of FORE Holdings’ owners (individuals who have interests in FORE Holdings) and third-party debt. The debt is a non-recourse obligation of FORE Holdings’ Property Entities and is not an obligation of, nor guaranteed by, Hewitt Associates. The properties the Company owns are located in Illinois, Florida, and Texas. FORE Holdings has one business segment consisting of its real estate operations.

FORE Holdings is in the process of selling the majority of the properties it owns to a third party. The sale is expected to close in May 2005 (see Note 11).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its majority owned subsidiaries after elimination of intercompany transactions and profits.

Investments in less than 50%-owned affiliated companies over which the Company has the ability to exercise significant influence are accounted for using the equity method of accounting. The Company applies the equity method of accounting and does not consolidate its 51% interest in Overlook Associates, an Illinois partnership (see Note 4).

The Company accounts for its Investment in Hewitt Associates using the cost method of accounting. As such, the results of Hewitt Associates are not reflected within the Company’s results. The investment is carried at historical cost and adjusted for distributions to owners as they occur (see Note 3).

Revenue Recognition

The Company leases its real estate properties pursuant to operating leases. The Company records rental income for the full term of each lease on a straight-line basis. Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from lessees for the current difference between the straight-line rent and the rent that is contractually due from the lessee. During the three and six months ended March 31, 2005, 100% of the Company’s rental income was derived from leases with Hewitt Associates.

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

3. Investment in Hewitt Associates

As of March 31, 2005 and September 30, 2004, the Company owns approximately 1% and 2%, respectively, of Hewitt Associates, Inc. Hewitt Associates provides human resources outsourcing and consulting services. The investment in Hewitt Associates was accounted for using the equity method of accounting through January 28, 2004. Prior to January 28, 2004, the majority of directors on Hewitt Associates’ Board held limited liability company interests in the Company. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time the Company began accounting for the investment in Hewitt Associates using the cost method of accounting. The investment is carried at its historical cost and is reduced by distributions to the Company’s owners as they occur. The fair market value of the investment in Hewitt Associates, based on shares held on behalf of owners and the stock price of Hewitt Associates on March 31, 2005, was $42,329.

4. Investment in Overlook Associates

As of March 31, 2005 and September 30, 2004, the Company owns approximately 51% of Overlook Associates, an Illinois partnership. The investment in Overlook Associates was accounted for using the equity method of accounting as FORE Holdings does not exercise control over this company. Overlook Associates owns and operates three commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois. Overlook also has a majority interest in another commercial office building in Lincolnshire, Illinois.

5. Amounts Due from Owners

Amounts due from owners represent receivables from owners for individual income tax payments made on behalf of the owners. An adjustment to correct the amounts due from certain owners was made in the quarter ended March 31, 2004. The effect of this adjustment was to reduce selling, general and administrative expenses and to increase income before owner distributions by $712 in both the three and six months ended March 31, 2004.

6. Deferred Loan Costs

At March 31, 2005 and September 30, 2004, the Company has one intangible asset with a definite useful life which is the deferred loan costs related to financing the purchases of Hewitt Properties I-IV. The deferred loan costs have an estimated useful life of 20 years.

	March 31, 2005	September 30, 2004
Deferred loan costs
Gross carrying amount	$1,217	$1,217
Accumulated amortization	(405)	(374)

Net	$812	$843

The Company tests the deferred loan costs for impairment whenever indicators of impairment arise. During the six months ended March 31, 2005 and for the year ended September 30, 2004, no impairments on deferred loan costs were recognized.

Amortization expense related to the deferred loan costs, the only definite-lived intangible asset, was approximately $16 for both the three months ended March 31, 2005 and 2004 and $31 for both the six months ended March 31, 2005 and 2004, respectively.

In connection with the planned sale of the majority of FORE Holdings’ properties and the retirement of the related debt, this intangible asset will be retired in May 2005. (see Note 11).

7. Related Party Transactions

The Company entered into real estate operating leases with Hewitt Associates and its subsidiaries on terms which at inception were intended to be comparable to those which would have been obtained in an arm’s length transaction. The investments in the properties were funded through capital contributions by FORE Holdings’ owners and third-party debt. The debt is reflected on the Company’s balance sheet and is not an obligation of, nor guaranteed by, Hewitt Associates.

Generally, the leases provide for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded for the current difference between the straight-line rent and the rent that is contractually due from the lessee. As of March 31, 2005 and September 30, 2004, the deferred rent receivable with Hewitt Associates was $3,559 and $3,682, respectively.

From May 31, 2002, through September 30, 2007, Hewitt Associates has agreed to provide certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates provided under the services agreement totaled $36 and $69 for the six months ended March 31, 2005 and 2004, respectively. All such fees have been paid by FORE Holdings through March 31, 2005.

8. Legal Proceedings

The Company is not party to any legal proceedings that are expected to have a material adverse effect on the Company’s business, financial condition or results of operations. In the ordinary course of business, the Company is routinely audited and subject to inquiries by government and regulatory agencies.

9. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Income before owner distributions	$1,352	$933	$6,718	$2,407
Other comprehensive income:
Foreign currency translation adjustments	—	142	—	731

Total comprehensive income	$1,352	$1,075	$6,718	$3,138

10. Sale of Properties

On March 7, 2003, the Company, through its subsidiary, The Bayview Trust, sold a building located in Newport Beach, California to an independent third party resulting in proceeds from the sale of $67,283 and a gain of $39,930. At the time of the sale, Hewitt Associates leased office space at the property. As a result of Hewitt Associates’ lease for a portion of this property, the Company accounted for the sale as a sale-leaseback transaction and deferred recognition of $22,746 of the gain and began amortizing it into income over the life of the Hewitt Associates operating lease. As a result of the July 1, 2003 Hewitt Associates’ stock distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized the majority of the deferred gain in income in the fourth quarter of fiscal 2003. The remaining portion of the deferred gain, $499, was recognized into gain on sales of property in the second quarter of fiscal 2004, when the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. For the six months ended March 31, 2004, the total gain recognized into gain on sales of property was $508.

In April 2002, the Company sold a building and adjoining land in Norwalk, Connecticut in which Hewitt Associates leased office space. Hewitt Associates then entered into a 15-year capital lease with the purchaser to continue to lease the office space through April 2017. As a result of Hewitt Associates’ lease for a portion of this property, the Company accounted for the sale as a sale-leaseback transaction and deferred recognition of $10,899 of the gain and began amortizing it into income over the life of the Hewitt Associates capital lease. As a result of the July 1, 2003 Hewitt Associates’ stock distribution and subsequent de-consolidation of Hewitt Associates, the Company recognized the majority of the deferred gain in income in the fourth quarter of fiscal 2003. The remaining portion of the deferred gain, $226, was recognized into gain on sales of property in the second quarter of fiscal 2004, when the Company began accounting for the remaining investment in Hewitt Associates using the cost method of accounting. For the six months ended March 31, 2004, the total gain recognized into gain on sales of property was $230.

11. Subsequent Event

On January 28, 2005, FORE Holdings, through its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC and Hewitt Properties IV LLC, entered into an agreement to sell substantially all of its properties, excluding its investment in Overlook Associates, for $299,000. The agreement was subject to termination without penalty until the buyer completed due diligence. Under the agreement, the buyer deposited $3 million in escrow within three business days of the date the agreement was signed and deposited an additional $7 million on April 20, 2005. On April 22, 2005, due diligence was completed and the $10 million of funds held in escrow became non-refundable. The transaction is expected to close in May 2005. All of the related leases with Hewitt Associates would be assigned to the buyer at closing. The amended leases will have substantially the same terms, including rent and lease terms. Hewitt Associates has agreed to two debt covenants and to waive a purchase option right with respect to the properties being sold and one other property. In connection with the sale, FORE Holdings will pay Hewitt Associates $3 million.

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

We use the terms “FORE Holdings” and “the Company” to refer to FORE Holdings LLC and its subsidiaries, formerly known as Hewitt Holdings LLC and subsidiaries. We use the term “Property Entities” to refer to FORE Holdings’ wholly-owned subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. We use the term “Hewitt Associates” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board. At that time the Company had a 2% investment in Hewitt Associates and no longer exercised significant influence over the investment and began accounting for the remaining investment in Hewitt Associates using the cost method of accounting.

We use the term “owner” to refer to the individuals who are current or retired members of FORE Holdings. These individuals (with the exception of our retired owners) became employees of Hewitt Associates upon the completion of Hewitt Associates’ transition to a corporate structure on May 31, 2002.

All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. For example, a reference to “2005” or “fiscal 2005” means the twelve-month period that ends September 30, 2005. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our consolidated financial statements, presented earlier in this Quarterly Report on Form 10-Q.

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

FORE Holdings is in the process of selling the majority of the properties to a third party. The sale is expected to close in May 2005.

Consolidated Financial Highlights

Rental revenues were $5.7 million in both the three months ended March 31, 2005 and 2004. Rental revenues were $11.5 and $11.4 million in the six months ended March 31, 2005 and 2004, respectively. Hewitt Associates is our only tenant and their rent is recorded on a straight-line basis in accordance with generally accepted accounting principles in the United States. The revenues were relatively flat as there were no changes in the composition of properties owned by the Company and no changes in the lease terms with Hewitt Associates in the current and prior-year periods.

Operating income decreased by 13%, to $3.9 million in the three months ended March 31, 2005, from $4.5 million in the comparable prior-year period. Operating income decreased by 5%, to $7.8 million in the six months ended March 31, 2005, from $8.3 million in the comparable prior-year period. The decrease in both the quarter and six months is primarily due to the recognition of deferred gains on the sales of the Newport Beach and Norwalk properties in the prior-year period and due to a reduction of state tax expense in the prior year. The decreases were offset in part by lower depreciation expense related to more furniture and equipment becoming fully depreciated in the current year, as well as lower accounting fees for tax and audit services and no provision for doubtful accounts in the current year as a result of collecting the remaining receivables in the prior year.

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

Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for depreciation and amortization and asset impairment. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for the three and six month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the three and six months ended March 31, 2005 and 2004, contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Three Months Ended March 31,
	2005	2004	Amount	%	2005	2004
	(in thousands)
Rental revenues from Hewitt Associates	$5,712	$5,715	$(3)	(0.1)%	100.0%	100.0%

Operating expenses:
Other operating expenses	1,730	1,981	(251)	(12.7)	30.3	34.7
Selling, general and administrative expenses	42	(60)	102	(170.0)	0.7	(1.0)
Gain on sales of property	—	(742)	742	(100.0)	—	(13.0)

Total operating expenses	1,772	1,179	593	50.3	31.0	20.7

Operating income	3,940	4,536	(596)	(13.1)	69.0	79.3

Other income (expenses), net	(2,588)	(3,603)	1,015	(28.2)	(45.3)	(63.0)

Income before owner distributions	$1,352	$933	$419	44.9%	23.7%	16.3%

Rental Revenues

Rental revenues remained relatively flat at $5,712 in the three months ended March 31, 2005, compared to $5,715 in the comparable prior-year period. There were no changes in the composition of properties owned by the Company and no changes in the lease terms with Hewitt Associates in the current and prior-year periods.

Other Operating Expenses

Other operating expenses (which include depreciation and amortization) decreased by 12.7%, to $1,730 in the three months ended March 31, 2005, compared to $1,981 in the comparable prior-year period. The decrease is primarily a result of a decrease in depreciation expense related to more furniture and equipment becoming fully depreciated in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which primarily includes legal and accounting fees) increased 170.0%, to $42 for the three months ended March 31, 2005, from ($60) reported in the comparable prior-year period. The increase primarily relates to an adjustment in state tax expense in the prior year, offset by lower accounting fees for tax and audit services and no provision for doubtful accounts in the current year as a result of collecting the remaining receivables in the prior year.

Gain on Sales of Property

There were no gains on the sales of property in the current year as compared to $742 in gains recognized in the comparable prior-year period. The gains in the prior year primarily related to the recognition of deferred gains on the sales of the Newport Beach and Norwalk properties in the prior-year period.

Other Income (Expenses), Net

Other income (expenses), net (which primarily includes interest expense, interest income and income from the equity investment in Overlook Associates) totaled $2,588 of other expense, net in the three months ended March 31, 2005, compared to other expense, net of $3,603 in the comparable prior-year period. The decrease is primarily a result of an increase in equity earnings from our investment in Overlook Associates, as well as a decrease in interest expense as a result of lower outstanding debt.

Six Months Ended March 31, 2005 and 2004

	Six Months Ended March 31,		Increase/(Decrease)		% of Net Revenue Six Months Ended March 31,
	2005	2004	Amount	%	2005	2004
	(in thousands)
Rental revenues from Hewitt Associates	$11,467	$11,425	$42	0.4%	100.0%	100.0%

Operating expenses:
Other operating expenses	3,510	3,912	(402)	(10.3)	30.6	34.2
Selling, general and administrative expenses	75	304	(229)	(75.3)	0.7	2.7
Gain on sales of property	—	(1,119)	1,119	(100.0)	—	(9.8)

Total operating expenses	3,585	3,097	488	15.8	31.3	27.1

Operating income	7,882	8,328	(446)	(5.4)	68.7	72.9

Other income (expenses), net	(1,164)	(5,921)	4,757	(80.3)	(10.1)	(51.8)

Income before owner distributions	$6,718	$2,407	$4,311	179.1%	58.6%	21.1%

Rental Revenues

Rental revenues remained relatively flat at $11,467 in the six months ended March 31, 2005, compared to $11,425 in the comparable prior-year period. There were no changes in the composition of properties owned by the Company and no changes in the lease terms with Hewitt Associates in the current and prior-year periods.

Other Operating Expenses

Other operating expenses decreased by 10.3%, to $3,510 in the six months ended March 31, 2005, compared to $3,912 in the comparable prior-year period. The decrease is primarily a result of a decrease in depreciation expense related to more furniture and equipment, and computer equipment to a lesser extent, becoming fully depreciated in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 75.3% to $75 for the six months ended March 31, 2005 compared to $304 in the comparable prior-year period. The decrease is primarily a result of a decrease in accounting fees for tax and audit services, no provision for doubtful accounts in the current year, offset by an adjustment to reduce state tax expense in the prior year period.

Gain on Sales of Property

There were no gains on the sales of property in the current year as compared to $1,119 in gains recognized in the comparable prior-year period. The gains in the prior year primarily related to the recognition of deferred gains on the sales of the Newport Beach and Norwalk properties and land located in Lincolnshire, Illinois in the prior-year period.

Other Income (Expenses), Net

Other income (expenses), net, totaled $1,164 of other expense, net in the six months ended March 31, 2005, compared to other expense, net of $5,921 in the comparable prior-year period. The decrease is primarily a result of an increase in equity earnings from our investment in Overlook Associates related to a sale of property by Overlook Associates, as well as a decrease in interest expense as a result of lower outstanding debt.

Liquidity and Capital Resources

We have historically funded our growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes. We currently fund any distributions to owners or operating expenses with cash on hand and proceeds from sales of properties.

Summary of Cash Flows

	Six Months Ended March 31,
	2005	2004
Cash provided by operating activities	$4,570	$2,163
Cash provided by investing activities	—	1,069
Cash used in financing activities	(8,674)	(4,290)

Net decrease in cash and cash equivalents	(4,104)	(1,058)
Cash and cash equivalents at beginning of period	5,984	5,937

Cash and cash equivalents at end of period	$1,880	$4,879

For the six months ended March 31, 2005 and 2004, cash provided by operating activities was $4,570 and $2,163, respectively. The increase in cash flows provided by operating activities is primarily related to higher income before owner distributions and non-cash items in the current year related to lower interest expense in the current year and higher payments of accounts payable and accrued expenses in the prior year.

For the six months ended March 31, 2005, there were no cash flows from investing activities compared to $1,069 of cash provided by investing activities in the prior-year period. In the prior year, we received distributions from our investment in Overlook Associates and proceeds from the sale of land in Lincolnshire, Illinois.

For the six months ended March 31, 2005 and 2004, cash used in financing activities was $8,674 and $4,290, respectively. The increase in cash used in financing activities is primarily a result of a $3,998 distribution to owners in the six months ended March 31, 2005, but not in the prior-year period, and due to continued repayments of debt in the current year.

At March 31, 2005, our cash and cash equivalents were $1,880, as compared to $4,879 at March 31, 2004, a decrease of $2,999 or 61%. Overall, cash and cash equivalents decreased primarily as result of the $3,998 distribution to owners in the current year.

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

We issued secured credit tenant notes to various noteholders on several dates between October 1997 through May 1999, totaling $200,720 as of March 31, 2005, bearing interest ranging from 6.52% to 7.13%. The principal on each note is amortized monthly between 15 and 20 years from November 1998 through February 2020.

A number of our debt agreements contain financial and other covenants including, among others, covenants restricting our ability to incur indebtedness and create liens, to sell the assets or stock of a collateralized subsidiary, and to pay dividends or make distributions to FORE Holdings’ owners which would result in a default. At March 31, 2005, we were in compliance with the terms of our debt agreements. The Company has notified the credit tenant note holders of the planned May 2005 sale of property and retirement of debt.

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

At March 31, 2005, 100% of our long-term debt was at a fixed rate. Our fixed rate debt consists of our secured credit tenant notes. At March 31, 2005, a 10 percent decrease in the levels of interest rates, with all other variables held constant, would result in an increase in the fair market value of our fixed rate debt of $6,647. At March 31, 2005, a 10 percent increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair market value of our fixed rate debt of $6,380.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The chief executive and financial officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our chief executive and financial office to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 6. Exhibits

a.	Exhibits.

2.1	First Amendment to Agreement of Sale and Purchase between Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC and Warmack JDG Investment II, LLC.
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORE HOLDINGS LLC
(Registrant)

Date: May 5, 2005	By:	/s/ David L. Hunt
David L. Hunt
Chairman