Form 10-Q
period 2005-06-30
FORE HOLDINGS LLC
filed 2005-08-09
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

FORE HOLDINGS LLC

FORM 10-Q

FOR THE PERIOD ENDED

JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORE HOLDINGS LLC

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,076	$5,984
Rent receivable	430	—
Due from owners	1,765	—
Prepaid expenses and other current assets	1	1

Total current assets	8,272	5,985

Non-Current Assets
Property and equipment, net
Land	169	22,364
Buildings and building improvements	103	253,252
Computer equipment	—	1,978
Furniture and equipment	—	7,248

	272	284,842
Less accumulated depreciation	(103)	(62,878)

Total property and equipment, net	169	221,964
Deferred rent receivable with Hewitt Associates	—	3,682
Due from owners	—	1,294
Deferred loan costs, net	—	843
Investment in Hewitt Associates	11,749	15,861
Investment in Overlook Associates	9,709	3,042

Total non-current assets	21,627	246,686

Total Assets	$29,899	$252,671

LIABILITIES AND OWNERS’ CAPITAL
Current Liabilities
Accounts payable and accrued expenses	$71	$35
Current portion of long-term debt	—	9,348

Total current liabilities	71	9,383

Long-Term Liabilities – Debt, less current portion	—	195,966

Total Liabilities	$71	$205,349

Commitments and Contingencies (Notes 9)

Owners’ Capital
Paid-in capital and accumulated earnings	$29,007	$46,501
Accumulated other comprehensive income	821	821

Total owners’ capital	29,828	47,322

Total Liabilities and Owners’ Capital	$29,899	$252,671

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
Management and professional services expenses	$105	$149	$197	$692
Other operating expenses	12	(59)	(5)	(298)
Gain on sales of properties	—	—	—	(1,119)

Income (loss) from operations	(117)	(90)	(192)	725

Other expenses, net:
Interest income	158	11	165	33
Equity in earnings of unconsolidated investments	885	467	6,667	1,848
Other income (expense), net	955	(18)	997	(87)

	1,998	460	7,829	1,794

Income from continuing operations before owner distributions	1,881	370	7,637	2,519

Income from discontinued operations (including gain on disposal of $72,824 for the three and nine months ended June 30, 2005)	42,017	165	42,979	424

Income before owner distributions	$43,898	$535	$50,616	$2,943

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Income before owner distributions	$50,616	$2,943
Adjustments to reconcile income before owner distributions to net cash provided by operating activities:
Depreciation	4,070	6,000
Amortization	39	46
Loss on extinguishment of debt	31,793	—
Proceeds from derivative instrument	1,335	—
Equity in earnings of unconsolidated investments	(6,667)	(1,848)
Gain on derivative instrument	(1,335)	—
Gain on sale of property	(72,824)	(1,119)
Changes in operating assets and liabilities:
Rent receivable	(430)	—
Client receivables and unbilled work in process	—	744
Prepaid expenses and other current assets	—	112
Related party deferred rent receivable	144	184
Due from owners	—	(806)
Accounts payable and accrued expenses	36	(1,978)

Net cash provided by operating activities	6,777	4,278

Cash flows from investing activities:
Distributions from equity investments	—	1,499
Proceeds from sale of property	296,707	488
Cash paid for lease amendments on properties sold	(2,620)	—

Net cash provided by investing activities	294,087	1,987

Cash flows from financing activities:
Capital contributions (distributions), net	(63,998)	3
Taxes paid on behalf of owners	(471)	(116)
Refund of tax deposits for owners	—	317
Repayments of long-term debt	(236,303)	(6,494)

Net cash (used in) financing activities	(300,772)	(6,290)

Net increase (decrease) in cash and cash equivalents	92	(25)

Cash and cash equivalents, beginning of period	5,984	5,937

Cash and cash equivalents, end of period	$6,076	$5,912

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 AND 2004

(Unaudited)

(Dollars in thousands)

1. Description of Business

On April 29, 2004, Hewitt Holdings LLC changed its name to FORE Holdings LLC (“FORE Holdings” or the “Company”). FORE Holdings LLC and Subsidiaries include the “Property Entities”, which consist of Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust.

On May 20, 2005, FORE Holdings, through its subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC and Hewitt Properties IV LLC, sold substantially all of its properties, excluding its investment in Overlook Associates (see Note 5 and 11). Prior to May 2005, FORE Holdings was a holding company whose primary business was to own, finance, lease and sell real estate assets. FORE Holdings owned its real estate assets directly and through its Property Entities. Substantially all of the activities of the Property Entities involved real estate assets which were leased to Hewitt Associates, Inc. and its subsidiaries (“Hewitt Associates”). The properties the Company owned were located in Illinois, Florida, and Texas. As of June 30, 2005, FORE Holdings property portfolio consists solely of a non-commercial piece of property (residential structure and land) located in Illinois and the Company’s investment in Overlook Associates. Overlook Associates owns and operates three commercial office buildings, develops and sells vacant land in Lincolnshire, Illinois, and has a majority interest in another commercial office building in Lincolnshire, Illinois.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2005, and for all periods presented. All adjustments made have been of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of the financial position or operating results for an entire year. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The consolidated financial statements are prepared on the accrual basis of accounting. The significant accounting policies are summarized below:

Principles of Consolidation

The accompanying consolidated financial statements reflect the results of the Company and its majority owned subsidiaries after elimination of intercompany transactions and profits.

The Company applies the equity method of accounting and does not consolidate its 51% interest in Overlook Associates, an Illinois partnership, as it does not exercise control over this company (see Note 5). Under the equity method, the Company recognizes its ownership share of the earnings of Overlook Associates as equity in earnings of unconsolidated investments within other expenses, net.

The Company accounts for its investment in Hewitt Associates using the cost method of accounting since January 28, 2004. Under the cost method, the investment in Hewitt Associates is carried at its historical cost as of January 27, 2004 and adjusted for distributions to owners as they occur (see Note 4). Prior to January 28, 2004, the Company, through its owners, exercised significant influence over Hewitt Associates and as such, applied the equity method of accounting to account for the investment in Hewitt Associates in periods prior to this date.

Revenue Recognition

Prior to May 20, 2005, the Company leased its real estate properties pursuant to operating leases. The Company recorded rental income for the full term of each lease on a straight-line basis. Generally, the leases provided for lessee occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a deferred receivable was recorded for the current difference between the straight-line rent and the rent that is contractually due from the lessee. At September 30, 2004, the deferred rent receivable with Hewitt Associates was $3,682. During the three and nine months ended June 30, 2005 and 2004, 100% of the Company’s rental income was derived from leases with Hewitt Associates and was reported within income from discontinued operations (see Note 3).

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, depreciation and amortization and asset impairment. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

3. Discontinued Operations

On May 20, 2005, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, and Hewitt Properties IV LLC (subsidiaries of FORE Holdings), completed the sale of six buildings and land owned by FORE Holdings in Lincolnshire, Illinois; The Woodlands, Texas; and Orlando, Florida, which constituted substantially all of the Company’s properties, excluding its investment in Overlook Associates. The buyer of the property was Warmack JDG Investment II, LLC. All of the leases for these properties with Hewitt Associates were assigned to the buyer at closing.

Assets related to the discontinued operations included in the consolidated balance sheet as of the September 30, 2004 were as follows:

September 30, 2004
Assets:
Property, plant and equipment, net	$221,800
Related party deferred rent receivable	3,682
Deferred loan costs, net	843

Total assets	$226,325

As a result of the transaction, the Company recorded the following:

Proceeds from the sale		$299,000
Land and Buildings (net of accumulated depreciation)	217,724
Cash paid for lease amendments on properties sold	2,620
Related party, deferred rent receivable	3,538
Closing costs	2,294

Total Costs		226,176

Net gain on disposal of discontinued operations		$72,824

In June 2005, the Company paid off the outstanding principal balance of its secured credit tenant notes. In conjunction with extinguishing the Company’s secured credit tenant notes, the Company recorded a loss of $31,793 related to prepayment penalties and the write-off of deferred loan costs.

For the three months ended June 30, 2005 and 2004, rental revenues were $3,514 and $5,712, respectively, and for the nine months ended June 30, 2005 and 2004, were $14,937 and $17,137, respectively. Excluding the gain on the sale of the properties of $72,824 and the loss on extinguishment of debt of $31,793, income from the properties sold was $986 and $165 for the three months ended June 30, 2005 and 2004, respectively, and $1,948 and $424 for the nine months ended June 30, 2005 and 2004, respectively.

4. Investment in Hewitt Associates

As of June 30, 2005 and September 30, 2004, the Company held, on behalf of certain owners, approximately 1% and 2%, respectively, of the common stock of Hewitt Associates, Inc. Hewitt Associates provides human resources outsourcing and consulting services. During fiscal 2004, the investment in Hewitt Associates was accounted for using the equity method of accounting through January 28, 2004. Prior to January 28, 2004, the majority of directors on Hewitt Associates’ Board held limited liability company interests in the Company. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board, at which time, the Company began accounting for the investment in Hewitt Associates using the cost method of accounting. The investment is carried at its historical cost and is reduced by distributions to the Company’s owners as they occur. The fair market value of the investment in Hewitt Associates, based on shares held on behalf of owners and the stock price of Hewitt Associates on June 30, 2005, was $40,692.

5. Investment in Overlook Associates

As of June 30, 2005 and September 30, 2004, the Company owned approximately 51% of Overlook Associates, an Illinois partnership. The investment in Overlook Associates is accounted for using the equity method of accounting as FORE Holdings does not exercise control over this company. Overlook Associates owns and operates three commercial office buildings and develops and sells vacant land in Lincolnshire, Illinois. Overlook Associates also has a majority interest in another commercial office building in Lincolnshire, Illinois.

6. Amounts Due from Owners

Amounts due from owners represent receivables from owners for individual income tax payments made on behalf of the owners. An adjustment to correct the amounts due from certain owners was made in the quarter ended March 31, 2004. The effect of this adjustment was to reduce selling, general and administrative expenses and to increase income before owner distributions by $712 in the nine months ended June 30, 2004. The amounts due from owners are expected to be repaid to the Company during the fourth quarter of fiscal 2005, when additional owner distributions are made.

7. Deferred Loan Costs

As a result of the extinguishment of debt, the Company no longer has any intangible assets at June 30, 2005 (see Note 3). At September 30, 2004, the Company had intangible deferred loan costs related to financing the purchases of Hewitt Properties I-IV. At the time the intangible was recorded, the asset had an estimated useful life of 20 years. The entire balance was retired in connection with the repayment of debt.

September 30, 2004
Deferred loan costs
Gross carrying amount	$1,217
Accumulated amortization	(374)

Net	$843

Amortization expense related to the deferred loan costs is recorded within income from operations and was approximately $8 and $39 for the three and nine months ended June 30, 2005, respectively, and $16 and $46 for the three and nine months ended June 30, 2004, respectively. In June 2005, the Company paid off the outstanding principal balance of the secured credit tenant notes, at which time the deferred loan costs were written-off and included as part of the loss on extinguishment of debt (see Note 3).

8. Related Party Transactions

The Company entered into real estate operating leases with Hewitt Associates and its subsidiaries on terms which at inception were intended to be comparable to those which would have been obtained in an arm’s length transaction. On May 20, 2005, the Company sold substantially all of its properties (see Note 3), except those owned through Overlook Associates, and the leases with Hewitt Associates were assigned to the buyer at closing. In connection with the sale, the Company paid Hewitt Associates $3,000 in exchange for amending some of the terms of its leases. At June 30, 2005, a $430 rent receivable from Hewitt Associates was recorded representing unpaid rent prior to the Company’s sale of the leased properties on May 20, 2005.

From May 31, 2002, through September 30, 2007, Hewitt Associates has agreed to provide certain support services to FORE Holdings, primarily in the financial, real estate and legal departments, as may be requested by FORE Holdings from time to time. FORE Holdings will pay Hewitt Associates an annual fee of $50 for basic services and an additional fee for additional services on a time-and-materials basis. Fees for services Hewitt Associates provided under the services agreement totaled $52 and $87 for the nine months ended June 30, 2005 and 2004, respectively. All such fees due to Hewitt Associates have been paid by FORE Holdings through June 30, 2005.

9. Legal Proceedings

The Company is not party to any legal proceedings that are expected to have a material adverse effect on the Company’s business, financial condition or results of operations. In the ordinary course of business, the Company is routinely audited and subject to inquiries by government and regulatory agencies.

10. Other Comprehensive Income

The following table presents the after-tax components of the Company’s other comprehensive income for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Income before owner distributions	$43,898	$535	$50,616	$2,943
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	731

Total comprehensive income	$43,898	$535	$50,616	$3,674

11. Subsequent Events

On July 28, 2005, in a series of related transactions, FORE Holdings disposed of its entire 51% interest in Overlook Associates and the underlying real estate owned by Overlook Associates for a gross sales price of $52 million less closing expenses.

On July 28, 2005, the Executive Committee of the Company adopted resolutions to pursue the orderly disposition of the Company’s remaining assets and to wind the Company’s business and affairs.

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

We use the terms “FORE Holdings” and “the Company” to refer to FORE Holdings LLC and its subsidiaries, formerly known as Hewitt Holdings LLC and subsidiaries. We use the term “Property Entities” to refer to FORE Holdings’ wholly-owned subsidiaries, Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC, Hewitt Properties V LLC, Hewitt Properties VI LLC, Hewitt Properties VII LLC and The Bayview Trust. We use the term “Hewitt Associates” to refer to the business of Hewitt Associates, Inc. and its subsidiaries. On January 28, 2004, the shareholders of Hewitt Associates elected a majority of independent directors to its Board. At that time, the Company had a 2% investment in Hewitt Associates and no longer exercised significant influence over the investment and began accounting for the remaining investment in Hewitt Associates using the cost method of accounting.

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

Overview

Prior to May 20, 2005, FORE Holdings’ only business was owning, financing and leasing real estate assets which were primarily used by Hewitt Associates in operating its business. On May 20, 2005, through its subsidiaries, the Company sold substantially all of its properties, excluding the investment in Overlook Associates. The properties sold included six buildings and land in Lincolnshire, Illinois; The Woodlands, Texas; and Orlando, Florida. All of the leases for these properties were with Hewitt Associates and were assigned to the buyer at closing. The consolidated financial highlights and results of operations show the effects of the discontinued operations.

Consolidated Financial Highlights

Loss from operations was $117 and $90 for the three months ended June 30, 2005 and 2004, respectively. Loss from continuing operations was $192 for the nine months ended June 30, 2005 and income from operations was $725 for the nine months ended June 30, 2004. In the nine months ended June 30, 2004, a $1,119 gain was recorded related to the sales of properties in Newport Beach, California and Norwalk, Connecticut.

Income from discontinued operations was $42,017 and $165 for the three months ending June 30, 2005 and 2004, respectively, and $42,979 and $424 for the nine months ended June 30, 2005 and 2004, respectively. Income from discontinued operations reflects rental revenues and the gain on the sale of real properties, offset by the loss on the extinguishment of our secured senior tenant notes, including prepayment penalties and the write-off of deferred loan costs, and expenses related to the properties.

Critical Accounting Policies and Estimates

Revenues

Prior to the sale of substantially all of our properties, we leased our real estate properties to Hewitt Associates pursuant to operating leases. We recorded rental income for the full term of each lease on a straight-line basis, even if there were periods for which no rent was due or where minimum rental payments increased during the term of the lease. As a result of the sale of substantially all of our properties on May 20, 2005, we reclassified all of these revenues (and related expenses) as discontinued operations.

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

Historical Results of Operations

The following table sets forth our historical results of operations as a percentage of net revenues. The information for the three and nine month periods is derived from unaudited consolidated financial statements which were prepared on the same basis as the annual consolidated financial statements. The information for the three and nine months ended June 30, 2005 and 2004, contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present this information. Operating results for any period are not necessarily indicative of results for any future periods.

Three Months Ended June 30, 2005 and 2004

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	Amount
Operating expenses:
Management and professional services expenses	$105	$149	$(44)
Other operating expenses	12	(59)	71

Loss from operations	(117)	(90)	(27)

Other expenses, net:
Interest income	158	11	147
Equity in earnings of unconsolidated investments	885	467	418
Other income (expense), net	955	(18)	973

	1,998	460	1,538

Income from continuing operations before owner distributions	1,881	370	1,511

Income from discontinued operations (including gain on disposal of $72,824 for the three months ended June 30, 2005)	42,017	165	41,852

Income before owner distributions	$43,898	$535	$43,363

Operating Expenses

Operating expenses (which primarily includes legal and accounting fees) increased by 30%, to $117 for the three months ended June 30, 2005 from $90 for the comparable prior-year period. The increase in the loss is primarily the result of an adjustment in state tax expense which reduced other operating expenses in the prior year, offset by lower accounting fees for tax and audit services in the current year quarter.

Other Expenses, Net

Other expenses, net (which primarily includes interest income and income from the equity investment in Overlook Associates) was $1,998 in the three months ended June 30, 2005, compared to $460 in the comparable prior-year period. The change is primarily a result of a gain on the settlement of an interest rate forward contract of $1,335 in connection with the sale of the real properties in May 2005, and an increase in equity earnings during 2005 from our investment in Overlook Associates.

Income from Discontinued Operations

Income from discontinued operations was $42,017 and $165 for the three months ended June 30, 2005 and 2004, respectively. The increase is primarily a result of the gain on the sale of the properties of $72,824 in the current year quarter, offset in part by a $31,973 loss on extinguishment of debt, including prepayment penalties and the write-off of deferred loan costs, in the current year and the cessation of FORE Holdings rental activities in mid-third quarter 2005.

Nine Months Ended June 30, 2005 and 2004

(in thousands)	Nine Months Ended June 30,		Increase (Decrease)
	2005	2004	Amount
Operating expenses:
Management and professional services expenses	$197	$692	$(495)
Other operating expenses	(5)	(298)	293
Gain on sales of properties	—	(1,119)	1,119

Income (loss) from operations	(192)	725	(917)

Interest income	165	33	132
Equity in earnings of unconsolidated investments	6,667	1,848	4,819
Other income (expense), net	997	(87)	1,084

	7,829	1,794	6,035

Income from continuing operations before owner distributions	7,637	2,519	5,118

Income from discontinued operations	42,979	424	42,555

Income before owner distributions	$50,616	$2,943	$47,673

Operating Expenses

Operating expenses (which primarily includes legal and accounting fees) decreased by 126%, to $192 for the nine months ended June 30, 2005, from income of $725 for the comparable prior-year period. The change is primarily related to the recognition of the remaining deferred gains on the sales of the Newport Beach and Norwalk properties and land located in Lincolnshire, Illinois in the prior-year period and an adjustment to reduce state tax expense in the prior year period, partially offset by a decrease in accounting fees for tax and audit services and, no provision for doubtful accounts in the current year.

Other Expenses, Net

Other expenses, net (which primarily includes interest income and income from the equity investment in Overlook Associates) was $7,829 in the nine months ended June 30, 2005, compared to $1,794 in the comparable prior-year period. The change is primarily a result of an increase in equity earnings during 2005 from our investment in Overlook Associates and a gain on the settlement of an interest rate forward contract of $1,335 in connection with the sale of the real properties in May 2005.

Income from Discontinued Operations

Income from discontinued operations was $42,979 and $424 for the three months ended June 30, 2005 and 2004, respectively. The increase is primarily a result of the gain on the sale of the properties of $72,824 in the current year quarter, offset in part by a $31,973 loss on extinguishment of debt, including prepayment penalties and the write-off of deferred loan costs, in the current year and the cessation of FORE Holdings rental activities in mid-third quarter 2005.

Liquidity and Capital Resources

The Company has historically funded growth and working capital requirements with funds from operations, capital contributions from owners, credit facilities, credit tenant notes and term notes. We currently fund any distributions to owners or operating expenses with cash on hand and proceeds from sales of properties.

Summary of Cash Flows

	Nine Months Ended June 30,
	2005	2004
Cash provided by operating activities	$6,777	$4,278
Cash provided by investing activities	294,087	1,987
Cash used in financing activities	(300,772)	(6,290)

Net increase (decrease) in cash and cash equivalents	92	(25)
Cash and cash equivalents at beginning of period	5,984	5,937

Cash and cash equivalents at end of period	$6,076	$5,912

For the nine months ended June 30, 2005 and 2004, cash provided by operating activities was $6,777 and $4,278, respectively. The increase in cash flows provided by operating activities is primarily related to lower total payments of accounts payable and accrued expenses in the current year, a decrease in interest paid and proceeds from the settlement of a derivative instrument in the current year offset in part by an increase in rent receivable in the current year and collections of client receivables and unbilled work in process in the prior-year period.

For the nine months ended June 30, 2005 and 2004, cash provided by investing activities was $294,087 and $1,987, respectively. The increase in cash provided by investing activities is primarily related to the net proceeds from the sale of substantially all of FORE Holdings’ properties.

For the nine months ended June 30, 2005 and 2004, cash used in financing activities was $300,772 and $6,290, respectively. The increase in cash used in financing activities is primarily due to the retirement of the secured credit tenant notes and distributions to owners in the nine months ended June 30, 2005 with no distributions in the comparable prior-year period.

At June 30, 2005 and 2004, cash and cash equivalents were $6,076 and $5,912, respectively. Cash and cash equivalents increased primarily as result of the proceeds from the sale of the six properties, lower interest expense in the current year and higher payments of accounts payable and accrued expenses in the prior year, largely offset by the extinguishment of the secured credit tenant notes and capital distributions.

As a result of the May 20, 2005 sale of substantially all the Company’s properties and the extinguishment of the secured credit tenant notes, the Company no longer has any significant ongoing working capital commitments or debt obligations. Our cash on hand, together with remaining net assets, are expected to fund remaining operating expenses and owner distributions in the next 12 months.

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

Our actual results may differ from the forward-looking statements for many reasons, including a prolonged economic downturn or delays in liquidating the Company, which could have a material adverse effect on our results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to interest rates primarily through our portfolio of cash and cash equivalents.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. We maintain a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is occasionally subject to lawsuits and claims arising out of the normal conduct of business. Management does not expect the outcome of pending claims to have a material adverse affect on the business, financial condition or results of operations.

ITEM 6. Exhibits

a.	Exhibits.

10.1	First Amendment to Agreement of Sale and Purchase between Hewitt Properties I LLC, Hewitt Properties II LLC, Hewitt Properties III LLC, Hewitt Properties IV LLC and Warmack JDG Investment II, LLC dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 25 2005).

31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEMS 2, 3, 4 And 5 Are Not Applicable And Have Been Omitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORE HOLDINGS LLC
(Registrant)

Date: August 9, 2005	By:	/s/ David L. Hunt
David L. Hunt
Chairman