Form 10-K
period 2005-09-30
FORE HOLDINGS LLC
filed 2005-12-13
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from September 29, 2005 to September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50161*

FORE HOLDINGS LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Illinois	20-3554470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Half Day Road; Lincolnshire, IL 60069; 847-295-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

*FORE Holdings Liquidating Trust is the transferee of the assets and liabilities of FORE Holdings LLC, and files reports under FORE Holdings LLC’s former Commission file number. FORE Holdings LLC filed a Form 15 on September 29, 2005, indicating its notice of the termination of registration and filing requirements.

FORE HOLDINGS LIQUIDATING TRUST

FORM 10-K

For The Period Ended

September 30, 2005

PART I

Item 1. Business

Overview

Dissolution of FORE Holdings LLC

On July 28, 2005, the Executive Committee of FORE Holdings LLC (the “Company”) adopted resolutions (the “Plan”) to pursue the orderly disposition of the Company’s remaining assets and wind down the Company’s business and affairs. Under the Plan, the Executive Committee was directed to sell or otherwise dispose of the remaining assets of the Company that in their judgment should be sold or disposed of. Additionally, the Plan required the Company to pay and discharge (or make adequate provisions to pay) all debts, liabilities and obligations of the Company. Once the Company’s debts were paid or provided for, the remaining property and net assets of the Company were to be transferred to a liquidating trust established for the benefit of the holders of its limited liability company interests. The Plan was not required to be submitted to the holders of limited liability company interests for approval since the Executive Committee had the authority under the Company’s Limited Liability Company Operating Agreement to sell all of the Company’s remaining assets without any further action on the part of the holders of limited liability company interests.

On September 29, 2005, the Company formed the FORE Holdings Liquidating Trust (the “Trust”) pursuant to a Liquidating Trust Agreement (the “Liquidating Trust Agreement”). Prior to the formation of the Trust, the Company had assigned, sold or otherwise disposed of all of its real estate and other assets except its interests in one parcel of residential property located in Lincolnshire, Illinois. On September 29, 2005, all of the remaining assets of the Company were transferred to the Trust, and all of the liabilities of the Company were assumed by the Trust.

As a result of the transfer by the Company of its remaining net assets to the Trust, all outstanding limited liability company interests of the Company were automatically deemed cancelled. Each holder of limited liability company interests became a beneficiary under the Trust and received a percentage interest in the Trust equal to its percentage interest in the Company. No certificates were or will be issued representing ownership of the beneficial interests in the Trust.

On September 29, 2005, the Company filed a Certificate of Dissolution with the Illinois Secretary of State to terminate its legal existence. Also on September 29, 2005, the Company filed a Form 15 with the Commission to terminate the registration of its limited liability company interests under the Exchange Act and cease filing periodic reports with respect thereto.

The purpose of the Trust is to wind up the affairs of the Company and liquidate the remaining assets, distribute the proceeds therefrom to the holders of beneficial interests in the Trust and pay any liabilities, costs and expenses of the Company and the Trust. The Trust’s activities will be restricted to the holding, collection and sale of the assets transferred by the Company to the Trust and the payment and distribution thereof, and to the conservation and protection of the Trust’s assets and the administration thereof.

The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or the expiration of a period of three years from the date assets were first transferred to the Trust. No amendment will be made to the Trust to extend its termination beyond a period of three years unless the Trustees shall have requested and received additional no-action assurances from the Securities and Exchange Commission prior to any such extension. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a beneficiary.

Tax Treatment

The Trust will issue an annual information statement to the holders of beneficial interests in the Trust (the “Beneficiaries”) with tax information for their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

Reports to Beneficiaries

The Trustees are expected to issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each fiscal year and the receipts and disbursements of the Trust for the period. The annual reports will also describe the changes in the Trust’s assets during the reporting period and the actions taken by the Trustees during the period. The Trustees will file with the SEC (1) the annual report on Form 10-K, as described above, and (2) a current report on Form 8-K whenever a material event relating to the Trust occurs.

Distributions

During the period from September 29, 2005 through September 30, 2005, the Trust did not make any distributions to the Beneficiaries. The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $15 million based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Property Sales

During the period from September 29, 2005 through September 30, 2005, the Trust did not sell any assets.

Employees

The Trust has no full-time employees. From time to time, the Trust engages persons on an hourly basis to perform administrative functions on behalf of the Trust.

Risk Factors

If we are unable to find a buyer for our remaining real estate asset at our expected sales price, our liquidating distributions may be delayed or reduced.

Our parcel of residential real estate in Lincolnshire, Illinois (the “Parcel” or “real estate held for sale”) is not currently subject to a sale agreement. In calculating our estimated liquidating distributions, we assumed that we will be able to find a buyer for the Parcel at an amount based on our estimate of its fair market value. However, we may have overestimated the sales price that we will ultimately be able to obtain for the Parcel. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below our estimate of the Parcel’s fair value. If we are not able to find a buyer for the Parcel in a timely manner or if we have overestimated the sales price we will receive, our liquidating payments to the Beneficiaries may be delayed or reduced. In addition, unknown liabilities, if any, at our Parcel could adversely impact the sales price of this asset.

Potential purchasers of the Parcel may try to take advantage of our liquidation process and offer less-than-optimal prices for the Parcel. We intend to seek and obtain a reasonable price for the Parcel in light of all relevant circumstances; however, we cannot predict how changes in local real estate markets or in the national economy may affect the price that we can obtain in the liquidation process. Therefore, there can be no assurance that the announcement of our intention to dissolve will not hinder the Trustee’s ability to obtain a reasonable sales price for our remaining real estate asset.

We do not know the exact amount or timing of liquidation distributions.

We cannot assure you of the precise nature and amount of any distribution to the Beneficiaries. The timing of our distributions will also be affected, in part, by our ability to sell the Parcel in a timely and orderly manner.

The methods used by the Trustees in estimating the value of our remaining real estate asset and our liabilities are based on estimates and may not approximate values actually realized or the actual costs incurred. The Trustees’ assessment assumes that the estimates of our assets, liabilities and operating costs are accurate, but those estimates are subject to numerous uncertainties beyond our control, including any new contingent liabilities that may materialize and other matters discussed below. Because of this, the actual net proceeds distributed to the Beneficiaries in liquidation may be significantly less than the estimated amounts.

We currently estimate that approximately $15 million will be available for distribution to the Beneficiaries. The actual amount available for distribution could be substantially less or could be delayed, depending on a number of other factors including (i) unknown liabilities or claims, including potential claims by purchasers of our real estate assets, (ii) unexpected or greater than expected expenses, and (iii) less than anticipated net proceeds from the sale of our remaining real estate asset.

We are currently unable to predict the precise timing of any distributions to the Beneficiaries. The timing of any distribution will depend upon and could be delayed by, among other things, the timing of the sale of the Parcel. Additionally, a creditor could seek an injunction against our making distributions to the Beneficiaries on the ground that the amounts to be distributed were needed for the payment of the liabilities and expenses. Any action of this type could delay or substantially diminish the amount, if any, available for distribution to the Beneficiaries.

If we are unable to satisfy all of our obligations to creditors, or if we have underestimated our future expenses, the amount of liquidation proceeds will be reduced.

We have current and future obligations to creditors. Claims, liabilities and expenses from operations (such as operating costs, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred through the liquidation process. As part of this process, we will attempt to satisfy any obligations with creditors remaining after the sale of our assets. These expenses will reduce the amounts ultimately available for distribution to the Beneficiaries. To the extent our liabilities exceed the estimates that we have made, the amount of liquidation proceeds will be reduced.

If our liquidation costs or unpaid liabilities are greater than we expect, our distributions may be delayed or reduced.

Before making the final distribution, we will need to pay or arrange for the payment of all costs in the liquidation and all valid claims of creditors. The Trustees may also decide to establish a reserve fund to pay for these contingent claims. None of those amounts are yet final and we have used estimates in calculating the amount of our projected liquidating distributions. To the extent that we have underestimated them in calculating our projections, our actual aggregate liquidating distributions will be lower than we have projected. Further, if a reserve fund is established, payment of liquidating distributions to the Beneficiaries may be delayed or reduced.

We may be unable to obtain all of the consents and approvals necessary to transfer our remaining asset.

In general, an agreement relating to the purchase and sale of real estate provides that the completion of the sale is subject to the satisfaction of conditions, including consents and approvals of specified third parties. The failure of the Trust to obtain all consents and approvals that are necessary to transfer its remaining assets may have a material adverse effect on the amounts and timing of distributions to the Beneficiaries.

The liquidation of our assets may result in the expedited filing of lawsuits against the Trust.

Because the Trust is continuing to liquidate the assets formerly owned by the Company, it may be more likely that third parties will decide to file lawsuits against the Trust and that they will expedite the filing of such lawsuits. There can be no assurance that the costs related to the defense against and the outcome of any such lawsuits will not have a material adverse effect on the amounts and timing of any distributions made to the Beneficiaries.

Beneficiaries may be liable to creditors for amounts received from us or the Company prior to its dissolution if our reserves are inadequate.

If we make distributions to the Beneficiaries without making adequate provisions for payment of creditors’ claims, the Beneficiaries would be liable to the creditors to the extent of the unlawful distributions. The liability of a Beneficiary is, however, limited to the amounts previously received by such Beneficiary from us (or from the Company prior to its dissolution). Accordingly, in such event, a Beneficiary could be required to return all liquidating distributions previously made to such Beneficiary. Moreover, in the event a Beneficiary has paid taxes on amounts previously received as a liquidation distribution, a repayment of all or a portion of such amount could result in a Beneficiary incurring a net tax cost if the Beneficiary’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated the size of our contingent liabilities and distributions to the Beneficiaries have already been made (either by us or by the Company prior to its dissolution), the Beneficiaries may be required to return some or all of such distributions.

Terms of sales of assets are not subject to approval by the Beneficiaries and may not be satisfactory to all the Beneficiaries.

The Trustees of the Trust have the authority to sell any or all of the Trust’s assets on terms that they determine are appropriate. The Beneficiaries will have no opportunity to vote on these matters and will, therefore, have no right to approve or disapprove the terms of the sales. As a result, the terms of sales of assets may not be satisfactory to all the Beneficiaries, particularly in light of the fact that not all Beneficiaries are similarly situated.

We could incur costs from environmental problems even though we did not cause, contribute to or know about them.

Because we own, operate and supervise the management of the Trust’s real estate, and because we assumed all of the liabilities of the Company, for liability purposes we may be considered under the law to be an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could have to pay removal or remediation costs. Federal, state and local laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of those substances, or the failure to properly remediate them, may impair the owner’s or operator’s ability to sell or rent the property. A person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at a disposal or treatment facility, whether or not that person owns or operates the facility. Thus, we might have to pay other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our properties, regardless of whether we actually had knowledge of or contributed to those conditions. Furthermore, environmental laws impose liability for the release of asbestos-containing materials into the air. If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries.

Our insurance coverage is limited and may not cover losses that we suffer.

We have comprehensive general liability coverage and umbrella liability coverage on the Parcel. We believe that the Parcel is adequately insured against liability claims and the cost of defending any claims. Our coverage is subject to deductibles and to the limitations regarding insurance for losses caused by earthquakes or floods. Some types of extraordinary losses, however, either are not insurable or are not economically insurable. An uninsured loss could adversely affect our ability to make distributions to the Beneficiaries.

Item 2. Properties

On September 30, 2005, the Trust owned one parcel of residential property in Lincolnshire, Illinois. The residence located on the parcel is currently vacant. The parcel is approximately four acres in size and is not subject to a mortgage. The Trust is currently carrying the property at a net realizable value equal to its estimated fair market value less estimated costs to sell the property.

Item 3. Legal Proceedings

The Trust is not engaged in any legal proceeding that the Trustees expect to have a material adverse effect on the estimated amount of future cash distributions, however, there can be no assurance in this regard. In the ordinary course of its business, the Trust may be routinely audited and subject to inquiries by government and regulatory agencies.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Beneficiaries during the period from September 29, 2005 through September 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for the beneficial interests in the Trust. The beneficial interests in the Trust are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a Beneficiary.

Holders

As of September 30, 2005, the Trust had 514 Beneficiaries.

Distributions

During the period from September 29, 2005 through September 30, 2005, the Trust did not make any distributions to the Beneficiaries.

Item 6. Selected Financial Data

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K. The results for the period from September 29, 2005 through September 30, 2005 are not comparable to any prior period because the Trust began operations as of September 29, 2005.

Changes in Net Asset Data (in thousands)	September 29, 2005 through September 30, 2005
Total Revenues	$—

Pretax Income	$1

Net Asset Data (in thousands)	September 30, 2005
Total Assets	$16,450
Total Liabilities	1,354

Net Assets in Liquidation	$15,096

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described under Item 1 “Business – Risk Factors” and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

We use the terms “FORE Holdings” and “the Company” to refer to FORE Holdings LLC and its subsidiaries (formerly known as Hewitt Holdings LLC and subsidiaries). We use the term “the Trust” to refer to the FORE Holdings Liquidating Trust.

We use the term “owner” to refer to the individuals who were members of FORE Holdings prior to its dissolution. We use the term “Beneficiary” to refer to the holders of beneficial interests in the Trust.

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our financial statements, included elsewhere in this Annual Report on Form 10-K.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Trust applies the liquidation basis of accounting for all periods since its formation on September 29, 2005.

In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold in a timely manner or on the terms currently estimated, and the other risk factors discussed in this Annual Report on Form 10-K.

Results of Operations

The following describes the results of operations for the period from September 29, 2005 through September 30, 2005 (the “Trust Period”). The Trust recorded pretax income of $1 during the Trust Period. The pretax income primarily resulted from interest income on cash and cash equivalents. The results for the Trust Period are not comparable to any prior period as the Trust began operations September 29, 2005.

Reserve for Estimated Costs of Liquidation and Dissolution (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of overseeing the liquidation, insurance costs, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations. These costs are estimates and are expected to be incurred over the remaining life of the Trust. On September 30, 2005, the Reserve balance was $145.

Net Assets in Liquidation

Net assets in liquidation at September 30, 2005 were $15,096. The valuation of net assets in liquidation is based on estimates as of September 30, 2005, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

No distributions were made during the period ended September 30, 2005. The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $15 million based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Critical Accounting Policies and Estimates

Liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the Reserve for estimated costs of liquidation and dissolution, are stated at their anticipated settlement amounts. The valuation of real estate held for sale as of September 30, 2005 is based on estimates as determined by an independent appraisal, net of estimated selling costs. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of September 30, 2005. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Liquidity and Capital Resources

The Trustees anticipate that the combination of current cash reserves and cash from the disposition of the real estate held for sale will provide adequate capital for all remaining expenses and final distributions.

Effects of Inflation

As the Trust expects to sell the remaining real estate property during 2006, we do not anticipate any significant effect of inflation in this period.

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

Our actual results may differ from the forward-looking statements for many reasons, including a prolonged economic downturn, delays in liquidating the Trust and other factors described under “Risk Factors” in Item 1 of this Annual Report, which could have a material adverse effect on our results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Trust is exposed to market risk related to interest rates primarily through its portfolio of cash and cash equivalents.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. The Trust maintains a portfolio of cash equivalents in the highest rated money market investments and continuously monitor the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV appearing later in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Trust has no information to report pursuant to Item 9.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive and financial officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Trust, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our chief executive and financial officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

The Trust has no information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Trust is administered by five Trustees consisting of the following persons:

•	David L. Hunt, Chairman (age 61) was Chairman of the Company’s Executive Committee since October 1, 2002. Prior to that time, he was Vice-Chairman of the Company’s Executive Committee and served as a member at various times since 1978. Mr. Hunt was the manager of Hewitt Associates LLC (“Hewitt Associates”) East Region Retirement and Financial Management practice, in Norwalk, Connecticut from 1976 until his retirement in December 2002. Prior to that he was a consulting actuary. Mr. Hunt joined Hewitt Associates in 1966 as an actuary. He is a member of the Society of Actuaries and the American Academy of Actuaries.

•	Monica M. Burmeister (age 52) is the Benefits Consulting Practice Leader of Hewitt Associates and previously served as the Retirement and Financial Management – Line of Business Leader of Hewitt Associates from 2001 to 2005. Prior to those roles, Ms. Burmeister managed Hewitt Associates’ actuarial practice in the Midwest U.S. Market Group. She joined Hewitt Associates in 1976. She is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

•	Maryann Laketek (age 57) served as a Client Manager in Hewitt Associates’ Chicago office and has served as the Midwest Market Group Leader for the Managing Consultant practice prior to her retirement in December 2004. Ms. Laketek joined Hewitt Associates as a Managing Consultant in 1984 with 14 prior years of actuarial and consulting experience. She is a Member of the American Academy of Actuaries and an Enrolled Actuary.

•	Mark T. Mitter (age 50) has served as a Global Finance Leader for Hewitt Associates’ Outsourcing Line of Business since 1992. Previously, he served as the firm’s Practice Leader for Defined Benefits Administration and as the Defined Benefits Practice Leader for the East Market Group. Mr. Mitter joined Hewitt Associates in 1980.

•	Gerald I. Wilson (age 66) was Vice-Chairman of the Company’s Executive Committee from September 2002 to September 2005, having served on the Committee since 1973 and as Chairman from January 1982 through September 2002. Mr. Wilson held a number of senior positions within Hewitt Associates until his retirement in December 2002. Mr. Wilson joined Hewitt Associates in 1962 as an actuary. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert. Due to its limited operations and level of activity of the Trust, which primarily includes the sale of its remaining real estate asset and the payment of outstanding obligations, the Trustees believe that the services of an audit committee financial expert are not warranted.

Code of Ethics

The Trust has not adopted a code of ethics nor does it currently intend to due to the fact that the Trust has no employees and the Trustees manage the business and affairs of the Trust. Nonetheless, the Trustees intend to promote honest and ethical conduct, full and fair disclosure in the Trust’s reports to the SEC, and compliance with applicable governmental laws and regulations.

Item 11. Executive Compensation

The Trustees do not receive any compensation for services in that capacity. The Trust does not maintain any retirement, pension, profit sharing, stock option or similar plans for the benefit of the Trustees or any other persons.

The Trust has no employees. Mr. Hunt and Mr. Wilson, who both are Trustees, receive a per diem payment of $1,000 for consulting services that are rendered to the Trust. During the period covered by this report $0 has been paid to Mr. Hunt and $0 has been paid to Mr. Wilson for such services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is no public market for the beneficial interests in the Trust. The beneficial interests in the Trust are not and will not be listed on any exchange, quoted by a securities broker or dealer, nor admitted for trading in any market, including the over-the-counter market. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a Beneficiary.

The following table sets forth the beneficial ownership as to (i) each of the Trustees as of September 30, 2005 and (ii) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of beneficial interests in the Trust as of September 30, 2005.

Executive Committee Member	Percentage Interest
David L. Hunt, Chairman	1.34%
Monica M. Burmeister	0.67%
Maryann Laketek	0.40%
Mark T. Mitter	0.47%
Gerald I. Wilson	1.94%

Item 13. Certain Relationships and Related Transactions

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates for services on a time and materials basis. No charges were incurred during the period covered by this report.

Item 14. Principal Accountant Fees and Services

The Trust has no information to report pursuant to Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements—

The financial statements listed on the Index to Financial Statements are filed as part of this Annual Report.

2. Financial Statement Schedules—

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits—

The exhibits listed on the Index to Exhibits are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORE HOLDINGS LIQUIDATING TRUST

By:	/s/ DAVID L. HUNT
David L. Hunt Chairman (principal executive officer, principal financial officer, principal accounting officer), Trustee Date: December 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of December, 2005:

/s/ DAVID L. HUNT	/s/ GERALD I. WILSON
David L. Hunt Chairman (principal executive officer, principal financial officer, principal accounting officer) , Trustee	Gerald I. Wilson, Trustee

/s/ MONICA M. BURMEISTER	/s/ MARYANN LAKETEK
Monica M. Burmeister, Trustee	Maryann Laketek, Trustee

/s/ MARK T. MITTER
Mark T. Mitter, Trustee

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

September 30, 2005
Assets
Cash and cash equivalents	$13,728
Real estate held for sale	1,324
Due from Overlook Associates	104
Due from owners	1,294

Total Assets	$16,450

Liabilities
Accounts payable and other liabilities	$54
Deferred gain on appreciation of real estate held for sale	1,155
Reserve for estimated costs of liquidation and dissolution	145

Total Liabilities	$1,354

Net Assets in Liquidation	$15,096

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

September 29, 2005 through September 30, 2005
Interest Income	$1

Pretax Income	$1

Net Assets Contributed to the Trust on September 29, 2005	15,095

Net Assets in Liquidation at September 30, 2005	$15,096

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CASH FLOWS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

September 29, 2005 through September 30, 2005
Cash flows from operating activities:
Pretax income	$1

Net cash provided by operating activities	1

Net increase in cash and cash equivalents	$1
Cash and cash equivalents, beginning of period	13,727

Cash and cash equivalents, end of period	$13,728

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

(Dollars in thousands)

1. Purpose of the FORE Holdings Liquidating Trust

On July 28, 2005, the Executive Committee of FORE Holdings LLC (the “Company”) adopted resolutions (the “Plan”) to pursue the orderly disposition of the Company’s remaining assets and wind down the Company’s business and affairs. Under the Plan, the Executive Committee was directed to sell or otherwise dispose of the remaining assets of the Company that in their judgment should be sold or disposed of. Additionally, the Plan required the Company to pay and discharge (or make adequate provisions to pay) all debts, liabilities and obligations of the Company. Once the Company’s debts were paid or provided for, the remaining property and net assets of the Company were to be transferred to a liquidating trust established for the benefit of the holders of its limited liability company interests. The Plan was not required to be submitted to the holders of limited liability company interests for approval since the Executive Committee had the authority under the Company’s Limited Liability Company Operating Agreement to sell all of the Company’s remaining assets without any further action on the part of the holders of limited liability company interests.

On September 29, 2005, the Company formed the FORE Holdings Liquidating Trust (the “Trust”) pursuant to a Liquidating Trust Agreement (the “Liquidating Trust Agreement”). Prior to the formation of the Trust, the Company had assigned, sold or otherwise disposed of all of its real estate and other assets except its interests in one parcel of residential property located in Lincolnshire, Illinois. On September 29, 2005, all of the remaining assets of the Company were transferred to the Trust, and all of the liabilities of the Company were assumed by the Trust.

As a result of the transfer by the Company of its remaining net assets to the Trust, all outstanding limited liability company interests of the Company were automatically deemed cancelled. Each holder of limited liability company interests became a beneficiary under the Trust and received a percentage interest in the Trust equal to its percentage interest in the Company. No certificates were or will be issued representing ownership of the beneficial interests in the Trust.

On September 29, 2005, the Company filed a Certificate of Dissolution with the Illinois Secretary of State to terminate its legal existence. Also on September 29, 2005, the Company filed a Form 15 with the Commission to terminate the registration of its limited liability company interests under the Exchange Act and cease filing periodic reports with respect thereto.

The purpose of the Trust is to wind up the affairs of the Company and liquidate the remaining assets, distribute the proceeds therefrom to the holders of beneficial interests in the Trust and pay any liabilities, costs and expenses of the Company and the Trust. The Trust’s activities will be restricted to the holding, collection and sale of the assets transferred by the Company to the Trust and the payment and distribution thereof, and to the conservation and protection of the Trust’s assets and the administration thereof.

The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or the expiration of a period of three years from the date assets were first transferred to the Trust. No amendment will be made to the Trust to extend its termination beyond a period of three years unless the Trustees shall have requested and received additional no-action assurances from the Securities and Exchange Commission prior to any such extension. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a beneficiary.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust has adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuation of real estate held for sale as of September 30, 2005 is based on estimates as determined by an independent appraisal, net of estimated selling costs of approximately $126. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of September 30, 2005. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires the Trustees to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions that the Trust may undertake in the future, actual results may be different from the estimates

Income Taxes

The Trust will be treated as a grantor trust and accordingly, will not be subject to federal or state income tax on any income earned or gain recognized by the Trust. The Trust will recognize taxable gain or loss when an asset is disposed of for an amount greater or less than the tax basis of such asset at the time it was transferred from the Company to the Trust. Each Trust beneficiary will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses recognized by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Real Estate Held for Sale

Because the Trust has adopted the liquidation basis of accounting, the real estate held for sale is reflected at its estimated net realizable value. Accordingly, the Trust has not recorded depreciation or amortization expense. The valuation of real estate held for sale as of September 30, 2005 was based on an independent appraisal, net of estimated selling costs of approximately $126.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market investments.

Due from Overlook Associates

Amount due from Overlook Associates represents a final payment of undistributed earnings of Overlook Associates related to the time that the Company owned a partial interest in Overlook Associates during the year and based on the finalization of Overlook Associates’ financial results for the year. This amount was collected in December 2005.

Due from Owners

Amounts due from owners represent receivables from owners for individual income tax payments made on behalf of the owners by the Company prior to its dissolution.

Deferred Gain on Appreciation of Real Estate Held for Sale

Revaluing the real estate held for sale to an estimated net realizable value resulted in the write-up of the real estate of approximately $1,155. This anticipated gain will be deferred until it is realized through the sale of the real estate asset.

Reserve for Estimated Costs of Liquidation and Dissolution (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations. These costs are estimates and are expected to be incurred over the remaining life of the Trust. On September 30, 2005, the Reserve balance was $145.

3. Real Estate Held for Sale

Real estate held for sale at September 30, 2005, is comprised entirely of a residential property in Lincolnshire, Illinois.

4. Transactions with Related Parties

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates for services on a time and materials basis. No charges were incurred during the period covered by this report.

5. Contingencies

The Trust is not engaged in any legal proceeding that the Trustees expect to have a material adverse effect on the estimated amount of future cash distributions, however there can be no assurance in this regard. In the ordinary course of its business, the Trust may be routinely audited and subject to inquiries by government and regulatory agencies.

INDEX TO EXHIBITS

Exhibit	Description

3.1	FORE Holdings Liquidating Trust Agreement (incorporated herein by reference to Exhibit 99.1 to the Trust’s Current Report on Form 8-K filed with the SEC on October 4, 2005).

10.1	Services Agreement between FORE Holdings LLC and Hewitt Associates LLC (incorporated herein by reference to Exhibit 10.15 to Hewitt Associates, Inc.’s Registration Statement on Form S-1, as amended, Registration No. 333-84198).

31	Certification pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).