Form 10-K/A
period 2005-09-30
FORE HOLDINGS LLC
filed 2006-03-09
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE REGARDING THIS AMENDMENT ON FORM 10-K/A

This Amendment No. 1 (the “Amendment”) to the annual report on Form 10-K is being filed to reflect a tax obligation of FORE Holdings LLC (the “Company”) for the Illinois Personal Property Tax Replacement Income Tax (“Illinois Replacement Tax”), as discussed below and in Note 4 of the Notes to the Financial Statements contained in this Amendment No. 1.

The Company generated income and incurred the Illinois Replacement Tax of $1.1 million in connection with the Company’s sale of real properties in May and July 2005. On September 29, 2005, FORE Holdings LLC was dissolved and FORE Holdings Liquidating Trust (the “Trust”) assumed its assets and liabilities.

In this amended filing, the Trust is reflecting the $1.1 million tax expense and related liability on behalf of the Company. The Trust itself is not subject to this tax. Recording this tax liability reduces the net assets available to be distributed to owners and is reflected as a reduction in net assets on the statement of changes in net assets. The tax was paid in January 2006.

FORE HOLDINGS LIQUIDATING TRUST

FORM 10-K/A

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

Distributions

During the period from September 29, 2005 through September 30, 2005, the Trust did not make any distributions to the Beneficiaries. The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $14 million based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities, and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

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

We currently estimate that approximately $14 million will be available for distribution to the Beneficiaries. The actual amount available for distribution could be substantially less or could be delayed, depending on a number of other factors including (i) unknown liabilities or claims, including potential claims by purchasers of our real estate assets, (ii) unexpected or greater than expected expenses, and (iii) less than anticipated net proceeds from the sale of our remaining real estate asset.

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

Item 6. Selected Financial Data

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K/A. The results for the period from September 29, 2005 through September 30, 2005 are not comparable to any prior period because the Trust began operations as of September 29, 2005.

Changes in Net Asset Data (in thousands)	September 29, 2005 through September 30, 2005
Interest Income	$1
Illinois Replacement Tax	1,113

Net Loss	$(1,112)

Net Asset Data (in thousands)	September 30, 2005
Total Assets	$16,450
Total Liabilities	2,467

Net Assets in Liquidation	$13,983

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes, included elsewhere in this Annual Report on Form 10-K/A. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described under Item 1 “Business – Risk Factors” and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our financial statements, included elsewhere in this Annual Report on Form 10-K/A.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. The Trust applies the liquidation basis of accounting for all periods since its formation on September 29, 2005.

In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold in a timely manner or on the terms currently estimated, and the other risk factors discussed in this Annual Report on Form 10-K/A.

Results of Operations

The following describes the results of operations for the period from September 29, 2005 through September 30, 2005. During this period, the Trust recorded a net loss of approximately $1 million due primarily to the Trust incurring an Illinois Replacement Tax of $1.1 million (see Note 4 to the Financial Statements). The results for the Trust Period are not comparable to any prior period as the Trust began operations September 29, 2005.

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

Net Assets in Liquidation

Net assets in liquidation at September 30, 2005 were $13,983. The valuation of net assets in liquidation is based on estimates as of September 30, 2005, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

No distributions were made during the period ended September 30, 2005. The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $14 million based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

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
David L. Hunt Chairman, Trustee (principal executive, financial and accounting officer) Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2006:

/s/ DAVID L. HUNT	/s/ GERALD I. WILSON
David L. Hunt Chairman, Trustee (principal executive, financial and accounting officer)	Gerald I. Wilson, Trustee

/s/ MONICA M. BURMEISTER	/s/ MARYANN LAKETEK
Monica M. Burmeister, Trustee	Maryann Laketek, Trustee

/s/ MARK T. MITTER
Mark T. Mitter, Trustee

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

September 30, 2005
Assets
Cash and cash equivalents	$13,728
Real estate held for sale	1,324
Due from Overlook Associates	104
Due from owners	1,294

Total Assets	$16,450

Liabilities
Accounts payable and other liabilities	$54
Illinois Replacement Tax payable	1,113
Deferred gain on appreciation of real estate held for sale	1,155
Reserve for estimated costs of liquidation and dissolution	145

Total Liabilities	$2,467

Net Assets in Liquidation	$13,983

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

September 29, 2005 through September 30, 2005
Interest Income	$1
Illinois Replacement Tax	1,113

Net Loss	$(1,112)
Net Assets Contributed to the Trust on September 29, 2005	15,095

Net Assets in Liquidation at September 30, 2005	$13,983

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CASH FLOWS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

September 29, 2005 through September 30, 2005
Cash flows from operating activities:
Net Loss	$(1,112)
Illinois Replacement Tax payable	1,113

Net cash provided by operating activities	1

Net increase in cash and cash equivalents	$1
Cash and cash equivalents, beginning of period	13,727

Cash and cash equivalents, end of period	$13,728

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

4. Illinois Replacement Tax

In connection with the Company’s gain on the sale of real properties in May and July 2005, the Company incurred an Illinois Replacement Tax of approximately $1.1 million. The tax was paid in January 2006.

5. Transactions with Related Parties

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates for services on a time and materials basis. No charges were incurred during the period covered by this report.

6. Contingencies

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