Form 10-KT
period 2005-12-31
FORE HOLDINGS LLC
filed 2006-03-29
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2005 to December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

*	FORE Holdings Liquidating Trust is the transferee of the assets and liabilities of FORE Holdings LLC, and files reports under FORE Holdings LLC’s former Commission file number. FORE Holdings LLC filed a Form 15 on September 29, 2005, indicating its notice of the termination of registration and filing requirements.

FORE HOLDINGS LIQUIDATING TRUST

FORM 10-K

For The Period Ended

December 31, 2005

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

The purpose of the Trust is to wind up the affairs of the Company and liquidate the remaining assets, distribute the proceeds therefrom to the holders of beneficial interests in the Trust and pay any liabilities, costs and expenses of the Trust. The Trust’s activities will be restricted to the holding, collection and sale of the assets transferred by the Company to the Trust and the payment and distribution thereof, and to the conservation and protection of the Trust’s assets and the administration thereof.

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

Reports to Beneficiaries

The Trustees are expected to issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each fiscal year ended December 31 and the receipts and disbursements of the Trust for the period and until the Trust is dissolved. The annual reports will also describe the changes in the Trust’s assets during the reporting period and the actions taken by the Trustees during the period. The Trustees will file with the SEC (1) the annual report on Form 10-K, as described above, and (2) a current report on Form 8-K whenever a material event relating to the Trust occurs.

Distributions

During the period from October 1, 2005 through December 31, 2005, the Trust did not make any distributions to the Beneficiaries. The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $14 million based upon estimated net proceeds from the sale of remaining real estate, the estimated timing of such sale, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Employees

The Trust has no full-time employees. From time to time, the Trust engages persons on an hourly basis to perform administrative functions on behalf of the Trust.

Item 1A. Risk Factors

If we are unable to find a buyer for our remaining real estate asset at our expected sales price, our liquidating distributions may be delayed or reduced.

Our parcel of residential real estate in Lincolnshire, Illinois (the “Parcel” or “real estate held for sale”) is not currently subject to a sale agreement. In calculating our estimated liquidating distributions, we assumed that we will be able to find a buyer for the Parcel at an amount based on our estimate of its fair market value. However, we may have overestimated the sales price that we will ultimately be able to obtain for the Parcel. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below our estimate of the Parcel’s fair value. If we are not able to find a buyer for the Parcel in a timely manner or if we have overestimated the sales price we will receive, our liquidating payments to the Beneficiaries may be delayed or reduced. In addition, unknown liabilities, if any, related to the Parcel could adversely impact the sales price of this asset.

Potential purchasers of the Parcel may try to take advantage of our liquidation process and offer less-than-optimal prices for the Parcel. We intend to seek and obtain a reasonable price for the Parcel in light of all relevant circumstances; however, we cannot predict how changes in local real estate market or in the national economy may affect the price that we can obtain in the liquidation process. Therefore, there can be no assurance that the announcement of our intention to dissolve will not hinder the Trustees’ ability to obtain a reasonable sales price for our remaining real estate asset.

We do not know the exact amount or timing of liquidation distributions.

We cannot assure you of the precise nature and amount of any distribution to the Beneficiaries. The timing of distributions will also be affected, in part, by our ability to sell the Parcel in a timely and orderly manner.

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

Before making the final distribution, we will need to pay or arrange for the payment of all costs in the liquidation and all valid claims of creditors. The Trustees may also decide to establish a reserve fund to pay for any contingent claims. To the extent that we have underestimated any claims or liabilities, our actual aggregate liquidating distributions will be lower than we have projected. Further, if a reserve fund is established, payment of liquidating distributions to the Beneficiaries may be delayed or reduced.

We may be unable to obtain all of the consents and approvals necessary to transfer our remaining asset.

In general, an agreement relating to the purchase and sale of real estate provides that the completion of the sale is subject to the satisfaction of conditions, including required consents and approvals. The failure of the Trust to obtain all consents and approvals that are necessary to transfer its remaining assets may have a material adverse effect on the amounts and timing of distributions to the Beneficiaries.

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

If we make distributions to the Beneficiaries without making adequate provisions for payment of creditors’ claims, the Beneficiaries would be liable to the creditors to the extent of the unlawful distributions. The liability of a Beneficiary is, however, limited to the amounts previously received by such Beneficiary from us (or from the Company prior to its dissolution). Accordingly, in such event, a Beneficiary could be required to return all liquidating distributions previously made to such Beneficiary. Moreover, in the event a Beneficiary has paid taxes on amounts previously received as a liquidation distribution, a repayment of all or a portion of such amount could result in a Beneficiary incurring a net tax cost if the Beneficiary’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Therefore, to the extent that we have underestimated any liabilities and distributions to the Beneficiaries have already been made (either by us or by the Company prior to its dissolution), the Beneficiaries may be required to return some or all of such distributions.

Terms of the sale of assets are not subject to approval by the Beneficiaries and may not be satisfactory to all the Beneficiaries.

The Trustees of the Trust have the authority to sell any or all of the Trust’s assets on terms that they determine are appropriate. The Beneficiaries will have no opportunity to vote on these matters and will, therefore, have no right to approve or disapprove the terms of the sales. As a result, the terms of the sale of assets may not be satisfactory to all the Beneficiaries, particularly in light of the fact that not all Beneficiaries are similarly situated.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On December 31, 2005, the Trust owned one parcel of residential property in Lincolnshire, Illinois. The residence located on the parcel is currently vacant. The parcel is approximately four acres in size and is not subject to a mortgage. The Trust is currently carrying the property at a net realizable value equal to its estimated fair market value less estimated costs to sell the property.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Beneficiaries during the period from October 1, 2005 through December 31, 2005.

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

Holders

As of December 31, 2005, the Trust had 514 Beneficiaries.

Distributions

During the period from October 1, 2005 through December 31, 2005, the Trust did not make any distributions to the Beneficiaries.

Item 6. Selected Financial Data

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Transition Report on Form 10-K. The results for the period from October 1, 2005 through December 31, 2005 are not comparable to any prior period because the Trust began operations as of September 29, 2005.

Changes in Net Asset Data (in thousands)	October 1, 2005 through December 31, 2005
Interest Income	$135
Illinois Replacement Tax	(248)
Property Operating Expenses	(2)

Net Loss	$(115)

December 31, 2005
Net Asset Data
Total Assets	$16,485
Total Liabilities	2,617

Net Assets in Liquidation	$13,868

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes, included elsewhere in this Transition Report on Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described under Item 1A. “Risk Factors” and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our financial statements, included elsewhere in this Transition Report on Form 10-K.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Transition Report on Form 10-K. The Trust applies the liquidation basis of accounting since its formation on September 29, 2005. In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the possibility that assets may not be sold in a timely manner or on the terms currently estimated, and the other risk factors discussed in this Transition Report on Form 10-K.

Results of Operations

The following describes the results of operations for the period from October 1, 2005 through December 31, 2005. During this period, the Trust recorded net loss of approximately $0.1 million. The net loss was due primarily to Illinois Replacement Tax as a result of a change in the estimated liability, partially offset by interest income on cash and cash equivalents.

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

Net Assets in Liquidation

The valuation of net assets in liquidation is based on estimates as of December 31, 2005, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

No distributions were made during the period from October 1, 2005 through December 31, 2005. The Trustees estimate that the Trust will make future aggregate cash distributions of approximately $14 million based upon estimated net proceeds from the sale of remaining real estate, amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Critical Accounting Policies and Estimates

Liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the Reserve for estimated costs of liquidation and dissolution, are stated at their anticipated settlement amounts. The valuation of real estate held for sale as of December 31, 2005 is based on estimates as determined by an independent appraisal, net of estimated selling costs. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2005. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

Our actual results may differ from the forward-looking statements for many reasons, including a prolonged economic downturn, delays in liquidating the Trust and other factors described under “Risk Factors” in Item 1A. of this Transition Report, which could have a material adverse effect on our results.

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

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV appearing later in this Transition Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Trust has no information to report pursuant to Item 9.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive and financial officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Transition Report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Trust required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our chief executive and financial officer to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

The Trust has no information to report pursuant to Item 9B.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Trust is administered by five Trustees consisting of the following persons:

•	David L. Hunt, Chairman (age 61) was Chairman of the Company’s Executive Committee since September 29, 2002. Prior to that time, he was Vice-Chairman of the Company’s Executive Committee and served as a member at various times since 1978. Mr. Hunt was the manager of Hewitt Associates LLC (“Hewitt Associates”) East Region Retirement and Financial Management practice, in Norwalk, Connecticut from 1976 until his retirement in December 2002. Prior to that he was a consulting actuary. Mr. Hunt joined Hewitt Associates in 1966 as an actuary. He is a member of the Society of Actuaries and the American Academy of Actuaries.

•	Monica M. Burmeister (age 52) is the Benefits Consulting Practice Leader of Hewitt Associates and previously served as the Retirement and Financial Management – Line of Business Leader of Hewitt Associates from 2001 to 2005. Prior to those roles, Ms. Burmeister managed Hewitt Associates’ actuarial practice in the Midwest U.S. Market Group. She joined Hewitt Associates in 1976. She is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

•	Maryann Laketek (age 57) served as a Client Manager in Hewitt Associates’ Chicago office and has served as the Midwest Market Group Leader for the Managing Consultant practice prior to her retirement in December 2004. Ms. Laketek joined Hewitt Associates as a Managing Consultant in 1984 with 14 prior years of actuarial and consulting experience. She is a Member of the American Academy of Actuaries and an Enrolled Actuary.

•	Mark T. Mitter (age 50) has served as a Global Finance Leader for Hewitt Associates’ Outsourcing Line of Business since 1992. Previously, he served as the firm’s Practice Leader for Defined Benefits Administration and as the Defined Benefits Practice Leader for the East Market Group. Mr. Mitter joined Hewitt Associates in 1980.

•	Gerald I. Wilson (age 66) was Vice-Chairman of the Company’s Executive Committee from September 2002 to September 2005, having served on the Committee since 1973 and as Chairman from January 1982 through September 2002. Mr. Wilson held a number of senior positions within Hewitt Associates until his retirement in December 2002. Mr. Wilson joined Hewitt Associates in 1962 as an actuary. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

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

The Trust has no employees. Mr. Hunt and Mr. Wilson, who both are Trustees, receive a per diem payment of one thousand dollars for consulting services that are rendered to the Trust. During the period covered by this report, no amounts have been paid to Mr. Hunt and Mr. Wilson for such services.

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

The following table sets forth the beneficial ownership as to (i) each of the Trustees as of December 31, 2005 and (ii) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of beneficial interests in the Trust as of December 31, 2005.

Executive Committee Member	Percentage Interest
David L. Hunt, Chairman	1.34%
Monica M. Burmeister	0.67%
Maryann Laketek	0.40%
Mark T. Mitter	0.47%
Gerald I. Wilson	1.94%

Item 13. Certain Relationships and Related Transactions

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates for services on a time and materials basis. The Trust incurred charges of five thousand dollars during the period covered by this report. These costs were included in the Trust’s reserve for estimated costs of liquidation and dissolution and when they are paid by the Trust will reduce the amount of the reserve.

Item 14. Principal Accountant Fees and Services

The Trust has no information to report pursuant to Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements—

The financial statements listed on the Index to Financial Statements are filed as part of this Transition Report.

2. Financial Statement Schedules—

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits—

The exhibits listed on the Index to Exhibits are filed as part of this Transition Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORE HOLDINGS LIQUIDATING TRUST

By:	/s/ DAVID L. HUNT
David L. Hunt
Chairman, Trustee (principal executive, financial and accounting officer)

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2006:

/s/ DAVID L. HUNT	/s/ GERALD I. WILSON

David L. Hunt, Chairman, Trustee	Gerald I. Wilson, Trustee
(principal executive, financial and accounting officer)

/s/ MONICA M. BURMEISTER	/s/ MARYANN LAKETEK

Monica M. Burmeister, Trustee	Maryann Laketek, Trustee

/s/ MARK T. MITTER

Mark T. Mitter, Trustee

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

December 31, 2005
Assets
Cash and cash equivalents	$13,858
Real estate held for sale	1,324
Due from owners	1,303

Total Assets	$16,485

Liabilities
Accounts payable and other liabilities	$5
Illinois Replacement Tax payable	1,361
Deferred gain on appreciation of real estate held for sale	1,155
Reserve for estimated costs of liquidation and dissolution	96

Total Liabilities	$2,617

Net Assets in Liquidation	$13,868

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

October 1, 2005 through December 31, 2005
Interest Income	$135
Illinois Replacement Tax	(248)
Property Operating Expenses	(2)

Net Loss	$(115)

Net Assets in Liquidation at September 30, 2005	13,983

Net Assets in Liquidation at December 31, 2005	$13,868

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CASH FLOWS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

October 1, 2005 through December 31, 2005
Cash flows from operating activities:
Net Loss	$(115)
Changes in operating assets and liabilities:
Due from Overlook Associates	104
Due from owners	(9)
Accounts payable	(49)
Illinois Replacement Tax payable	248
Reserve for liquidation	(49)

Net cash provided by operating activities	130

Net increase in cash and cash equivalents	$130

Cash and cash equivalents, beginning of period	13,728

Cash and cash equivalents, end of period	$13,858

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

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

The purpose of the Trust is to wind up the affairs of the Company and liquidate the remaining assets, distribute the proceeds therefrom to the holders of beneficial interests in the Trust and pay any liabilities, costs and expenses of the Trust. The Trust’s activities will be restricted to the holding, collection and sale of the assets transferred by the Company to the Trust and the payment and distribution thereof, and to the conservation and protection of the Trust’s assets and the administration thereof.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust has adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuation of real estate held for sale as of December 31, 2005 is based on estimates as determined by an independent appraisal, net of estimated selling costs. The valuations of other assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2005. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. The results for the period from October 1, 2005 through December 31, 2005 are not comparable to any prior period because the Trust began operations as of September 29, 2005.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market investments which have original maturities of 90 days or less.

3. Real Estate Held for Sale

Real estate held for sale at December 31, 2005 is comprised entirely of a residential property in Lincolnshire, Illinois. Because the Trust has adopted the liquidation basis of accounting, the real estate held for sale is reflected at its estimated net realizable value. The valuation of the real estate was based on an independent appraisal, net of estimated selling costs of approximately $126. Revaluing the real estate resulted in the write-up of the real estate of approximately $1,155. This anticipated gain will be deferred until it is realized through the sale of the real estate asset. The real estate held for sale is not depreciated in accordance with generally accepted accounting principles.

4. Illinois Replacement Tax

In connection with the Company’s gain on the sale of real properties in May and July 2005, the Company incurred an Illinois Replacement Tax. During the period from October 1, 2005 through December 31, 2005, the Trust revised its estimate of the Illinois Replacement Tax payable from $1.1 million to $1.4 million and reduced earnings by approximately $0.3 million as a result.

5. Reserve for Estimated Costs of Liquidation and Dissolution (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel and trustees to oversee the liquidation, the costs of insurance, the timing and amounts associated with discharging known and potentially unknown liabilities and the costs associated with cessation of the Trust’s operations. These costs of liquidation and dissolution are estimates and are expected to be incurred over the remaining life of the Trust.

6. Transactions with Related Parties

Due from Owners

Amounts due from owners represent receivables from owners for individual income tax payments made on behalf of the owners by the Company. These amounts are expected to be repaid at the time of final distribution to the owners.

Services Agreement

Through September 30, 2007, Hewitt Associates LLC, a formerly wholly-owned subsidiary of the Company, will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates LLC for services on a time and materials basis. For the period from October 1, 2005 through December 31, 2005, the Trust incurred charges of $5 primarily related to establishing and completing regulatory filings for the Trust. These costs were included in the Trust’s reserve for estimated costs of liquidation and dissolution and when they are paid by the Trust will reduce the amount of the reserve.

7. Contingencies

The Trust is not engaged in any legal proceeding that the Trustees expect to have a material adverse effect on the estimated amount of future cash distributions, however there can be no assurance in this regard. In the ordinary course of its business, the Trust may be routinely audited and subject to inquiries by government and regulatory agencies or other parties.

INDEX TO EXHIBITS

Exhibit	Description
31	Certification pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).