Form 10-K
period 2006-12-31
FORE HOLDINGS LLC
filed 2007-03-30
CIK 1216127

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

FORE HOLDINGS LIQUIDATING TRUST

FORM 10-K

For The Period Ended

December 31, 2006

I NDEX

PART I

Item 1.	Business Overview

Dissolution of FORE Holdings LLC

On July 28, 2005, the Executive Committee of FORE Holdings LLC (the “Company”) adopted resolutions (the “Plan”) to pursue the orderly disposition of the Company’s remaining assets and wind down the Company’s business and affairs. Under the Plan, the Executive Committee was directed to sell or otherwise dispose of the remaining assets of the Company that in their judgment should be sold or disposed. Additionally, the Plan required the Company to pay and discharge (or make adequate provisions to pay) all debts, liabilities and obligations of the Company. Once the Company’s debts were paid or provided for, the remaining property and net assets of the Company were to be transferred to a liquidating trust established for the benefit of the holders of its limited liability company interests. The Plan was not required to be submitted to the holders of limited liability company interests for approval since the Executive Committee had the authority under the Company’s Limited Liability Company Operating Agreement to sell all of the Company’s remaining assets without any further action on the part of the holders of limited liability company interests.

On September 29, 2005, the Company formed the FORE Holdings Liquidating Trust (the “Trust”) pursuant to a Liquidating Trust Agreement (the “Liquidating Trust Agreement”). Prior to the formation of the Trust, the Company had assigned, sold or otherwise disposed of all of its real estate and other assets except its interests in one parcel of property located in Lincolnshire, Illinois. On September 29, 2005, all of the remaining assets of the Company were transferred to the Trust, and all of the liabilities of the Company were assumed by the Trust.

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

The Trust will terminate upon the earlier of the distribution of all of the Trust’s assets in accordance with the terms of the Liquidating Trust Agreement, or the expiration of a period of three years from the date assets were first transferred to the Trust. No amendment will be made to the Trust to extend its termination beyond a period of three years unless the Trustees shall have requested and received additional no-action assurances from the Securities and Exchange Commission (“SEC”) prior to any such extension. The beneficial interests in the Trust are not transferable except by operation of law or upon the death of a beneficiary.

Sale of Real Estate

On December 21, 2006, the Trust sold its only real estate interest located in Lincolnshire, Illinois. The property was sold to 2800 Half Day LLC for a gross purchase price of $898,200.

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

Distributions

During the period from January 1, 2006, through December 31, 2006, the Trust made one distribution of $13.0 million to the Beneficiaries. The Trustees estimate that the Trust will make one future, aggregate cash distribution of approximately $1.6 million based upon amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities and other considerations. The estimated cash distribution is based on assumptions and projection; as a result, there can be no assurance that the actual amount of the distribution will not differ materially from the Trustees’ estimate.

Employees

The Trust has no full-time employees. From time to time, the Trust engages persons on an hourly basis to perform administrative functions on behalf of the Trust.

Item 1A.	Risk Factors

We do not know the exact amount or timing of the final liquidation distribution.

We cannot assure you of the precise nature and amount of any distribution to the Beneficiaries.

The methods used by the Trustees in estimating our liabilities are based on estimates and may not approximate the actual costs incurred. The Trustees’ assessment assumes that the estimates of our liabilities and operating costs are accurate, but those estimates are subject to numerous uncertainties beyond our control, including any new contingent liabilities that may materialize and other matters discussed below. Because of this, the actual net proceeds distributed to the Beneficiaries in liquidation may be significantly less than the estimated amounts.

We currently estimate that approximately $1.6 million will be available for distribution to the Beneficiaries. The actual amount available for distribution could be substantially less or could be delayed, depending on a number of other factors including (i) unknown liabilities or claims and (ii) unexpected or greater than expected expenses.

We are currently unable to predict the precise timing of any distributions to the Beneficiaries. For example, a creditor could seek an injunction against our making distributions to the Beneficiaries on the ground that the amounts to be distributed were needed for the payment of the liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to the Beneficiaries.

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

If our liquidation costs or unpaid liabilities are greater than we expect, our distribution may be delayed or reduced.

Before making the final distribution, we will need to pay or arrange for the payment of all costs in the liquidation and all valid claims of creditors. The Trustees may also decide to establish a reserve fund to pay for any contingent claims. To the extent that we have underestimated any claims or liabilities, our actual aggregate liquidating distributions will be lower than we have projected. Further, if a reserve fund is established, payment of a final distribution to the Beneficiaries may be delayed or reduced.

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

Beneficiaries may be liable to creditors for amounts received from us, or the Company prior to its dissolution, if our reserves are inadequate.

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

Because we owned, operated and supervised the management of the Trust’s real estate, and because we assumed all of the liabilities of the Company, for liability purposes we may be considered under the law to be an owner or operator of those properties or as having arranged for the disposal or treatment of hazardous or toxic substances. As a result, we could have to pay removal or remediation costs. Federal, state and local laws often impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of those substances, or the failure to properly remediate them, may impair the owner’s or operator’s ability to sell or rent the property. A person who arranges for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removing or remediating the substances at a disposal or treatment facility, whether or not that person owns or operates the facility. Thus, we might have to pay other costs, including governmental fines and costs related to personal injuries and property damage, resulting from the environmental condition of our properties, regardless of whether we actually had knowledge of or contributed to those conditions. Furthermore, environmental laws impose liability for the release of asbestos-containing materials into the air. If we were ever held responsible for releasing asbestos-containing materials, third parties could seek recovery from us for personal injuries.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On December 31, 2005, the Trust owned one parcel of property in Lincolnshire, Illinois. The property was sold on December 21, 2006.

Item 3.	Legal Proceedings

The Trust is not engaged in any legal proceeding that the Trustees expect to have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. In the ordinary course of its business, the Trust may be routinely audited and subject to inquiries by government and regulatory agencies.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Beneficiaries during the period from January 1, 2006 through December 31, 2006.

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

Holders

As of December 31, 2006, the Trust had 514 Beneficiaries.

Distributions

During the period from January 1, 2006 through December 31, 2006, the Trust made one distribution to the Beneficiaries of $13.0 million.

Item 6.	Selected Financial Data

The following selected financial data of the Trust are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K.

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005
Changes in Net Asset Data (in thousands)

Gain on Sale of Property	$655	$—
Interest Income	415	135
Administrative Services Expenses	(323)	(2)
Illinois Replacement Tax	—	(248)

Net Income/(Loss)	$747	$(115)

	December 31, 2006	December 31, 2005
Net Asset Data (in thousands)
Total Assets	$1,751	$16,485
Total Liabilities	136	2,617

Net Assets in Liquidation	$1,615	$13,868

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and related notes, included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management’s expectations. Please see additional risks and uncertainties described under Item 1A. “Risk Factors” and in the “Notes Regarding Forward-Looking Statements” which appears later in this section.

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

All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. All references to percentages contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” refer to calculations based on the amounts in our financial statements, included elsewhere in this on Form 10-K.

Overview

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K. The Trust applies the liquidation basis of accounting since its formation on September 29, 2005. In accordance with the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Factors that may cause such variations include, among other factors, the risk factors discussed in this Form 10-K.

Results of Operations

For the period, January 1, 2006 through December 31, 2006, the Trust recorded net income of approximately $0.7 million resulting from the sale of property and interest income offset partially by administrative expenses.

Reserve for Estimated Costs of Liquidation and Dissolution (the “Reserve”)

Under the liquidation basis of accounting, costs associated with liquidating the Trust’s assets must be estimated and accrued. These amounts can vary significantly due to, among other things, the costs of overseeing the liquidation, insurance costs, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Trust’s operations. These costs are estimates and are expected to be incurred over the remaining life of the Trust.

Net Assets in Liquidation

The valuation of net assets in liquidation is based on estimates as of December 31, 2006, and the actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Distributions

One distribution of $13.0 million was made during the period from January 1, 2006 through December 31, 2006. The Trustees estimate that the Trust will make one future aggregate cash distribution of approximately $1.6 million based upon amounts required to settle liabilities, the levels of reserves deemed necessary or appropriate for known and unknown liabilities and other considerations. Because the estimate of additional cash distributions is based on various assumptions and projections, there can be no assurance that the actual amount of distributions will not differ materially from the Trustees’ estimate.

Critical Accounting Policies and Estimates

Liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the Reserve for estimated costs during the period of liquidation. The valuations of assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2006. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

Liquidity and Capital Resources

The Trustees anticipate that current cash reserves will provide adequate capital for all remaining expenses and final distributions.

Effects of Inflation

As the Trust expects to make a final distribution during 2007, we do not anticipate any significant effect of inflation in this period.

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

Our actual results may differ from the forward-looking statements for many reasons, including a prolonged economic downturn, delays in liquidating the Trust and other factors described under “Risk Factors” in Item 1A of this Report, which could have a material adverse effect on our results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to market risk related to interest rates primarily through its portfolio of cash and cash equivalents.

Our portfolio of cash and cash equivalents is designed for safety of principal and liquidity. The Trust maintains a portfolio of cash equivalents in the highest rated money market investments and continuously monitors the investment ratings. The investments are subject to inherent interest rate risk as investments mature and are reinvested at current market interest rates.

Item 8.	Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV appearing later in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Trust has no information to report pursuant to Item 9.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive and financial officer has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report (the “Evaluation Date”). Based on this evaluation, our chief executive and financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Trust required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our chief executive and financial officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

The Trust has no information to report pursuant to Item 9B.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust is administered by five Trustees consisting of the following persons:

•

David L. Hunt, Chairman (age 62) was Chairman of the Company’s Executive Committee since September 29, 2002. Prior to that time, he was Vice-Chairman of the Company’s Executive Committee and served as a member at various times since 1978. Mr. Hunt was the manager of Hewitt Associates LLC (“Hewitt Associates”) East Region Retirement and Financial Management practice, in Norwalk, Connecticut from 1976 until his retirement in December 2002. Prior to that he was a consulting actuary. Mr. Hunt joined Hewitt Associates in 1966 as an actuary. He is a member of the Society of Actuaries and the American Academy of Actuaries.

•

Monica M. Burmeister (age 53) is the North American Region Consulting Leader for Hewitt Associates and previously served as the Benefits Consulting Practice Leader from 2005 to 2006 and the Retirement and Financial Management – Line of Business Leader from 2001 to 2005 for Hewitt Associates. Prior to those roles, Ms. Burmeister managed Hewitt Associates’ actuarial practice in the Midwest U.S. Market Group. She joined Hewitt Associates in 1976. She is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

•

Maryann Laketek (age 58) served as a Client Manager in Hewitt Associates’ Chicago office and has served as the Midwest Market Group Leader for the Managing Consultant practice prior to her retirement in December 2004. Ms. Laketek joined Hewitt Associates as a Managing Consultant in 1984 with 14 prior years of actuarial and consulting experience. She is a Member of the American Academy of Actuaries and an Enrolled Actuary.

•

Mark T. Mitter (age 51) is the Global HRO Leader Negotiations and Contracts for Hewitt Associates’ Outsourcing Line of Business and previously served as the Outsourcing Line of Business Global Finance Leader for Hewitt since 1992. Prior to those roles, he served as the firm’s Practice Leader for Defined Benefits Administration and as the Defined Benefits Practice Leader for the East Market Group. Mr. Mitter joined Hewitt Associates in 1980.

•

Gerald I. Wilson (age 67) was Vice-Chairman of the Company’s Executive Committee from September 2002 to September 2005, having served on the Committee since 1973 and as Chairman from January 1982 through September 2002. Mr. Wilson held a number of senior positions within Hewitt Associates until his retirement in December 2002. Mr. Wilson joined Hewitt Associates in 1962 as an actuary. He is a Fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

Audit Committee

The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert. Due to its limited operations and level of activity of the Trust, which primarily includes the payment of outstanding obligations, the Trustees believe that the services of an audit committee financial expert are not warranted.

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

Compensation Committee Interlocks and Insider Participation

The Trust does not have a compensation committee or other committee that performs similar functions. Since the Trust has no employees, the Trustees do not believe that a compensation committee is necessary.

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

The following table sets forth the beneficial ownership as to (i) each of the Trustees as of December 31, 2006 and (ii) each Beneficiary that is known by the Trust to have beneficially owned more than five percent of beneficial interests in the Trust as of December 31, 2006.

Executive Committee Member	Percentage Interest
David L. Hunt, Chairman	1.19%
Monica M. Burmeister	0.60%
Maryann Laketek	0.35%
Mark T. Mitter	0.42%
Gerald I. Wilson	1.72%

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

Services Agreement

Through September 30, 2007, Hewitt Associates will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates for services on a time and materials basis. The Trust incurred charges of eighteen thousand dollars during the period covered by this report. These costs were included in the Trust’s reserve for estimated costs of liquidation and when they are paid by the Trust will reduce the amount of the reserve.

Item 14.	Principal Accounting Fees and Services

The Trust has no information to report pursuant to Item 14.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements—

The financial statements listed on the Index to Financial Statements are filed as part of this Report.

2. Financial Statement Schedules—

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

3. Exhibits—

The exhibits listed on the Index to Exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORE HOLDINGS LIQUIDATING TRUST

By:	/s/ DAVID L. HUNT
David L. Hunt
Chairman, Trustee (principal executive, financial and accounting officer)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2007:

/s/ DAVID L. HUNT	/s/ GERALD I. WILSON
David L. Hunt, Chairman, Trustee	Gerald I. Wilson, Trustee
(principal executive, financial and accounting officer)

/s/ MONICA M. BURMEISTER	/s/ MARYANN LAKETEK
Monica M. Burmeister, Trustee	Maryann Laketek, Trustee

/s/ MARK T. MITTER
Mark T. Mitter, Trustee

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

	December 31, 2006	December 31, 2005
ASSETS

Current Assets
Cash and cash equivalents	$1,277	$13,858
Real Estate held for sale	—	1,324
Replacement tax refund receivable	439	—
Due from Hewitt Associates LLC	35	—
Due from Beneficiaries	—	1,303

Total Assets	1,751	16,485

LIABILITIES

Current Liabilities
Accounts payable	9	5
Illinois Replacement tax payable	—	1,361
Deferred gain on real estate held for sale	—	1,155
Reserve for estimated costs during period of liquidation	127	96

Total Liabilities	136	2,617

Net Assets in Liquidation	$1,615	$13,868

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CHANGES IN NET ASSETS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005
Gain on Sale of Property	$655	$—
Interest income	415	135

Total income	1,070	135

Expenses
Administrative services	(323)	(2)
Illinois Replacement Tax	—	(248)

Total Expenses	(323)	(250)
Net Income / (Loss)	747	(115)
Distribution of assets to beneficiaries	(13,000)	—
Net Assets in Liquidation at December 31, 2005	13,868	13,983

Net Assets in Liquidation at December 31, 2006	$1,615	$13,868

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

STATEMENT OF CASH FLOWS (LIQUIDATION BASIS)

(Unaudited)

(Dollars in thousands)

	Twelve Months Ended December 31, 2006	Three Months Ended December 31, 2005
Cash flows from operating activities:
Net income / (loss)	$747	$(115)
Adjustments to reconcile net income / (loss) to cash provided by operating activities:
Gain on sale of property	(655)	—
Changes in operating assets and liabilities:
Proceeds from sale of property	833	—
Due from Hewitt Associates LLC	(35)	—
Due from Overlook Associates	—	104
Replacement tax refund receivable	(439)	—
Due from beneficiaries	1,303	(9)
Accounts payable	(5)	(49)
Illinois replacement tax	(1,361)	248
Reserve for liquidation	31	(49)

Net cash provided by operating activities	419	130
Cash flows from financing activities:
Liquidating distributions	(13,000)	—

Net cash used in financing activities	(13,000)	—
Net (decrease) / increase in cash and cash equivalents	(12,581)	130
Cash and cash equivalents, beginning of period	13,858	13,728

Cash and cash equivalents, end of period	$1,277	$13,858

The accompanying notes are an integral part of these financial statements.

FORE HOLDINGS LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

(Unaudited)

(Dollars in thousands)

1. Purpose of the FORE Holdings Liquidating Trust

On July 28, 2005, the Executive Committee of FORE Holdings LLC (the “Company”) adopted resolutions (the “Plan”) to pursue the orderly disposition of the Company’s remaining assets and wind down the Company’s business and affairs. Under the Plan, the Executive Committee was directed to sell or otherwise dispose of the remaining assets of the Company that in their judgment should be sold or disposed. Additionally, the Plan required the Company to pay and discharge (or make adequate provisions to pay) all debts, liabilities and obligations of the Company. Once the Company’s debts were paid or provided for, the remaining property and net assets of the Company were to be transferred to a liquidating trust established for the benefit of the holders of its limited liability company interests. The Plan was not required to be submitted to the holders of limited liability company interests for approval since the Executive Committee had the authority under the Company’s Limited Liability Company Operating Agreement to sell all of the Company’s remaining assets without any further action on the part of the holders of limited liability company interests.

On September 29, 2005, the Company formed the FORE Holdings Liquidating Trust (the “Trust”) pursuant to a Liquidating Trust Agreement (the “Liquidating Trust Agreement”). Prior to the formation of the Trust, the Company had assigned, sold or otherwise disposed of all of its real estate and other assets except its interests in one parcel of property located in Lincolnshire, Illinois. On September 29, 2005, all of the remaining assets of the Company were transferred to the Trust, and all of the liabilities of the Company were assumed by the Trust.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Trust has adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities, including the reserve for estimated costs during the period of liquidation, are stated at their anticipated settlement amounts. The valuations of assets and liabilities under the liquidation basis of accounting are based on the Trustees’ estimates as of December 31, 2006. The actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

Income Taxes

The Trust is treated as a grantor trust and accordingly is not subject to federal or state income tax on any income earned or gain recognized by the Trust. Each Trust beneficiary will be treated as the owner of a pro rata portion of each asset, including cash, received by and held by the Trust and will be required to report on his or her federal and state income tax return his or her pro rata share of taxable income, including gains and losses on dispositions of assets held by the Trust. Accordingly, there is no provision for federal or state income taxes in the accompanying financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and money market investments which have original maturities of 90 days or less.

3. Real Estate Held for Sale

Real estate held for sale at December 31, 2005 is comprised entirely of a property in Lincolnshire, Illinois. Because the Trust has adopted the liquidation basis of accounting, the real estate held for sale is reflected at its estimated net realizable value. The valuation of the real estate was based on an independent appraisal, net of estimated selling costs of approximately $126. Revaluing the real estate resulted in the write-up of the real estate of approximately $1,155. On December 21, 2006, the property was sold to 2800 Half Day LLC for a purchase price of $898. The real estate held for sale was not depreciated in accordance with generally accepted accounting principles.

4. Illinois Replacement Tax

During the period ending December 31, 2006, the Trust made a tax payment of $1.8 million on a tax liability of $1.4 million. As a result, an Illinois replacements tax refund receivable of $0.4 million was recorded.

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

6. Transactions with Related Parties

Due from Beneficiaries

No amounts are due from Beneficiaries.

Services Agreement

Through September 30, 2007, Hewitt Associates LLC, a formerly wholly-owned subsidiary of the Company, will provide certain support services to the Trust, primarily in the financial, real estate and legal departments, as may be requested by the Trust from time to time. The Trust will pay Hewitt Associates LLC for services on a time and materials basis. For the period from January 1, 2006 through December 31, 2006, the Trust incurred charges of eighteen thousand dollars primarily related to establishing and completing regulatory filings for the Trust. These costs were included in the Trust’s reserve for estimated costs of liquidation and dissolution and when they are paid by the Trust will reduce the amount of the reserve.

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